Form 10QSB
period 2006-03-31
PARQUE LA QUINTA ESTATES
filed 2006-05-02
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER: 000-51575


                            PARQUE LA QUINTA ESTATES
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEVADA                                               88-0409165
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  6767 W. TROPICANA AVENUE, SUITE 207
         LAS VEGAS, NEVADA                                              89103
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (702) 248-1027


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At March 31, 2006, and as of the date hereof, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS


                                 MARCH 31, 2006
                                DECEMBER 31, 2005

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Equity                                        F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-8
________________________________________________________________________________



                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                        March 31,       December 31,
                                                             2006               2005
                                                        _________       ____________
                                     ASSETS

CURRENT ASSETS
     Cash                                                $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $      0         $      0
     Officers advances                                      8,865            6,325
                                                         ________         ________

            Total current liabilities                    $  8,865         $  6,325
                                                         ________         ________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at
        December 31, 2005 and March 31, 2006:            $  2,200         $  2,200
     Additional paid in capital                            19,800           19,800
     Accumulated deficit during development stage         (30,865)         (28,325)
                                                         ________         ________

            Total stockholders' equity                   $ (8,865)        $ (6,325)
                                                         ________         ________
                   Total liabilities and
                   stockholders' equity                  $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                             STATEMENT OF OPERATIONS


                                                                                       Oct. 29, 1992
                                                                                     (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2006              2005             2006
                                                   __________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            2,540            3,005             30,865
                                                   __________       __________         __________
           Operating (loss)                        $   (2,540)      $   (3,005)        $  (30,865)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net (loss)                                      $   (2,540)      $   (3,005)        $  (30,865)
                                                   ==========       ==========         ==========


   Net (loss) per share, basic
   and diluted (Note 2)                            $    (0.00)      $    (0.00)        $    (0.01)
                                                   ==========       ==========         ==========

   Average number of shares
   of common stock outstanding                      2,200,000        2,200,000          2,200,000
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                     (Deficit)
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage
                                    _________       ________       __________       ___________

Issuance of Common Stock,
   November 8, 1992                 2,200,000       $  2,200        $ 19,800         $
Net loss, December 31, 1992                                                              (340)
                                    _________       ________        ________         ________
Balance, December 31, 1992          2,200,000       $  2,200        $ 19,800         $   (340)
Net loss, December 31, 1993                                                           (21,660)
                                    _________       ________        ________         ________
Balance, December 31, 1993          2,200,000       $  2,200        $ 19,800         $(22,000)
Net loss, December 31, 1994                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1994          2,200,000       $  2,200        $ 19,800         $(22,085)
Net loss, December 31, 1995                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1995          2,200,000       $  2,200        $ 19,800         $(22,170)
Net loss, December 31, 1996                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1996          2,200,000       $  2,200        $ 19,800         $(22,255)
Net loss, December 31, 1997                                                              (380)
                                    _________       ________        ________         ________
Balance, December 31, 1997          2,200,000       $  2,200        $ 19,800         $(22,635)
Net loss, December 31, 1998                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1998          2,200,000       $  2,200        $ 19,800         $(22,720)
Net loss, December 31, 1999                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1999          2,200,000       $  2,200        $ 19,800         $(22,805)

July 3, 2000, changed from no
    par value to $.001                                (2,200)          2,200
July 3, 2000, forward stock
    100:1                                              2,200          (2,200)

Net loss, December 31, 2000                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2000          2,200,000       $  2,200        $ 19,800         $(22,890)
Net loss, December 31, 2001                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2001          2,200,000       $  2,200        $ 19,800         $(22,975)
Net loss, December 31, 2002                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2002          2,200,000       $  2,200        $ 19,800         $(23,060)
Net loss, December 31, 2003                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2003          2,200,000       $  2,200        $ 19,800         $(23,145)
Net loss, December 31, 2004                                                            (2,175)
                                    _________       ________        ________         ________
Balance, December 31, 2004          2,200,000       $  2,200        $ 19,800         $(25,320)
Net loss, December 31, 2005                                                            (3,005)
                                    _________       ________        ________         ________
Balance, December 31, 2005          2,200,000       $  2,200        $ 19,800         $(28,325)
Net loss, March 31, 2006                                                               (2,540)
                                    _________       ________        ________         ________
Balance, March 31, 2006             2,200,000       $  2,200        $ 19,800         $(30,865)
                                    =========       ========        ========         ========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS


                                                                                             Oct. 29, 1992
                                                                                            (inception) to
                                                         March 31,       December 31,            March 31,
                                                              2006               2005                 2006
                                                         _________       ____________       ______________

Cash Flows From
Operating Activities
    Net (loss)                                           $  (2,540)       $  (3,005)         $ (30,865)
    Adjustments to reconcile net (loss)
         to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                                 0                0                  0
                                                         _________        _________          _________

         Net cash (used in) operating activities         $  (2,540)       $  (3,005)         $ (30,865)
                                                         _________        _________          _________

Cash Flows From Investing Activities                     $       0        $       0          $       0
                                                         _________        _________          _________

Cash Flows From Financing Activities
Issuance of common stock                                 $       0        $       0          $  22,000
Increase in officer advances                                 2,540            3,005              8,865
                                                         _________        _________          _________

         Net cash provided by financing activities       $   2,540        $   3,005          $  30,865
                                                         _________        _________          _________

         Net increase (decrease) in cash                 $       0        $       0          $       0

Cash, beginning of period                                $       0        $       0          $       0
                                                         _________        _________          _________

Cash, end of period                                      $       0        $       0          $       0
                                                         =========        =========          =========
SUPPLEMENTAL INFORMATION

Interest paid                                            $       0        $       0          $       0
                                                         =========        =========          =========

Income taxes paid                                        $       0        $       0          $       0
                                                         =========        =========          =========


                 See Accompanying Notes to Financial Statements.


                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2006.

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

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, SFAS NO. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not affect our financial condition or results of operations.

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

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On November 8, 1992, the Company authorized and issued 2,200,000 shares of common stock in consideration of $22,000 in cash.

On June 29, 2000, the Company's shareholders approved an amendment to the Articles of Incorporation to increase its capitalization and to forward split of its common stock at one hundred shares for one share of the existing shares.

On July 3, 2000, the State of Nevada approved the Company's Certificate of Amendment to the Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. The number of common stock shares outstanding increased from 22,000 to 2,200,000. Prior period information has been restated to reflect the stock split.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during 2006, 2005 and since inception. As of March 31, 2006 and December 31, 2005 and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 is as follows:

                                               2005            2004
                                           ________        ________

     Net operating loss carryforward       $  9,914        $  8,862
     Valuation allowance                     (9,914)         (8,862)
                                           ________        ________
     Net deferred tax asset                $      0        $      0
                                           ========        ========

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006


NOTE 3.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                     Since
                                             2005        2004      Inception
                                         ________      ______      _________

     Tax at statutory rate (35%)         $  1,052      $  761      $  9,914
     Increase in valuation allowance       (1,052)       (761)       (9,914)
                                         ________      ______      ________
     Net deferred tax asset              $      0      $    0      $      0
                                         ========      ======      ========


The net federal operating loss carry forward will expire in 2025. This carry forward may be limited upon the consummation of a business combination under IRC
Section 381.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

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

Plan of Operation.

          As a shell company, we intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. We have no particular acquisitions in mind and we have not entered into any negotiations regarding such an acquisition.

          The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is
(ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1996, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company. We have not filed a registration statement.

          On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

Financial Condition.

          Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

          Since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Liquidity and Operational Results.

          The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

          We are dependent upon our officers to meet any de minimis costs that may occur. Bonita R. Alverez, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

          As of March 31, 2006, we had total liabilities of $8,865 and we had a negative net worth of $8,865. As of December 31, 2005, we had total liabilities of $6,325 and a negative net worth of $6,325.

          We have had no revenues from inception through December 31, 2005 and we had no revenues for the period ended March 31, 2006. We have a loss from inception through December 31, 2005 of $28,325 and a loss from inception through March 31, 2006 of $30,865.

          We have officer's advances of $8,865 from inception to March 31, 2006. The officer's advances as of December 31, 2005 were $6,325.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

          The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

          Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

          There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .....................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ......................................None

Item 3 - Defaults by the Company on its
         Senior Securities .....................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...............................................None

ITEM 5 - OTHER INFORMATION

Board Meeting.

          Our board held one meeting during the period covered by this current report.

Audit Committee.

          Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

          Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

          We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

          31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

          32.1 Section 1350 Certification - Chief Executive Officer.

          32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 2, 2006                 PARQUE LA QUINTA ESTATES


                                    By: /s/ BONITA R. ALVEREZ
                                    _____________________________________
                                    Bonita R. Alverez
                                    President



                                    By: /s/ DEBORAH J. KOEBERL
                                    _____________________________________
                                    Deborah J. Koeberl
                                    Treasurer