Form 10QSB/A
period 2006-03-31
PARQUE LA QUINTA ESTATES
filed 2006-05-04
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                  Amendment #1


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes /X/ No / /

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


Dated:  May 4, 2006                 PARQUE LA QUINTA ESTATES


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