Form 10QSB
period 2006-06-30
PARQUE LA QUINTA ESTATES
filed 2006-08-14
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

         At June 30, 2006, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value. As of the date hereof, there are outstanding 7,700,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS


                                  JUNE 30, 2006
                                DECEMBER 31, 2005

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                F-2-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                F-5-6

   Notes to Financial Statements                                          F-7-11
________________________________________________________________________________



                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                         June 30,       December 31,
                                                             2006               2005
                                                        _________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $      0         $      0
     Officers advances (Note 6)                             8,865            6,325
                                                         ________         ________

            Total current liabilities                    $  8,865         $  6,325
                                                         ________         ________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at
        December 31, 2005 and June 30, 2006:             $  2,200         $  2,200
     Additional paid in capital                            19,800           19,800
     Accumulated deficit during development stage         (30,865)         (28,325)
                                                         ________         ________

            Total stockholders' equity                   $ (8,865)        $ (6,325)
                                                         ________         ________
                   Total liabilities and
                   stockholders' equity                  $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                               STATEMENT OF INCOME


                                                         Six months ended                     Years ended
                                                     June 30,          June 30,      December 31,      December 31,
                                                         2006              2005             2005               2004
                                                   __________      ____________      ______________    ____________

Revenues                                           $        0       $        0         $        0        $        0

Cost of revenue                                             0                0                  0                 0
                                                   __________       __________         __________        __________

           Gross profit                            $        0       $        0         $        0        $        0

General, selling and administrative expenses            2,540            1,280              3,005             2,175
                                                   __________       __________         __________        __________
           Operating (loss)                        $   (2,540)      $   (1,280)        $   (3,005)       $   (2,175)

Nonoperating income (expense)                               0                0                  0                 0
                                                   __________       __________         __________        __________

   Net (loss)                                      $   (2,540)      $   (1,280)        $   (3,005)       $   (2,175)
                                                   ==========       ==========         ==========        ==========


   Net (loss) per share, basic
   and diluted (Note 2)                            $    (0.00)      $    (0.00)        $    (0.00)       $    (0.00)
                                                   ==========       ==========         ==========        ==========

   Average number of shares
   of common stock outstanding                      2,200,000        2,200,000          2,200,000         2,200,000
                                                   ==========       ==========         ==========        ==========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                             STATEMENT OF INCOME


                                                                                      Oct. 29, 1992
                                                          Years Ended                (inception) to
                                                 December 31,      December 31,            June 30,
                                                         2005              2004                2006
                                                 ____________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            3,005            2,175             30,865
                                                   __________       __________         __________
           Operating (loss)                        $   (3,005)      $   (2,175)        $  (30,865)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net (loss)                                      $   (3,005)      $   (2,175)        $  (30,865)
                                                   ==========       ==========         ==========


   Net (loss) per share, basic
   and diluted (Note 2)                            $    (0.00)      $    (0.00)        $    (0.01)
                                                   ==========       ==========         ==========

   Average number of shares
   of common stock outstanding                      2,200,000        2,200,000          2,200,000
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                     (Deficit)
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage
                                    _________       ________       __________       ___________

Issuance of Common Stock,
   November 8, 1992                 2,200,000       $  2,200        $ 19,800         $
Net loss, December 31, 1992                                                              (340)
                                    _________       ________        ________         ________
Balance, December 31, 1992          2,200,000       $  2,200        $ 19,800         $   (340)
Net loss, December 31, 1993                                                           (21,660)
                                    _________       ________        ________         ________
Balance, December 31, 1993          2,200,000       $  2,200        $ 19,800         $(22,000)
Net loss, December 31, 1994                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1994          2,200,000       $  2,200        $ 19,800         $(22,085)
Net loss, December 31, 1995                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1995          2,200,000       $  2,200        $ 19,800         $(22,170)
Net loss, December 31, 1996                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1996          2,200,000       $  2,200        $ 19,800         $(22,255)
Net loss, December 31, 1997                                                              (380)
                                    _________       ________        ________         ________
Balance, December 31, 1997          2,200,000       $  2,200        $ 19,800         $(22,635)
Net loss, December 31, 1998                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1998          2,200,000       $  2,200        $ 19,800         $(22,720)
Net loss, December 31, 1999                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1999          2,200,000       $  2,200        $ 19,800         $(22,805)

July 3, 2000, changed from no
    par value to $.001                                (2,200)          2,200
July 3, 2000, forward stock
    100:1                                              2,200          (2,200)

Net loss, December 31, 2000                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2000          2,200,000       $  2,200        $ 19,800         $(22,890)
Net loss, December 31, 2001                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2001          2,200,000       $  2,200        $ 19,800         $(22,975)
Net loss, December 31, 2002                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2002          2,200,000       $  2,200        $ 19,800         $(23,060)
Net loss, December 31, 2003                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2003          2,200,000       $  2,200        $ 19,800         $(23,145)
Net loss, December 31, 2004                                                            (2,175)
                                    _________       ________        ________         ________
Balance, December 31, 2004          2,200,000       $  2,200        $ 19,800         $(25,320)
Net loss, December 31, 2005                                                            (3,005)
                                    _________       ________        ________         ________
Balance, December 31, 2005          2,200,000       $  2,200        $ 19,800         $(28,325)
Net (loss), December 31, 2005
  to June 30, 2006                                                                     (2,540)
                                    _________       ________        ________         ________
Balance, June 30, 2006             2,200,000       $  2,200        $ 19,800         $(30,865)
                                    =========       ========        ========         ========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS


                                                         Six months ended                     Years ended
                                                     June 30,          June 30,      December 31,      December 31,
                                                         2006              2005             2005               2004
                                                   __________      ____________      ______________    ____________

Cash Flows From
Operating Activities
    Net (loss)                                     $  (2,540)       $  (1,280)         $ ( 3,005)        $  (2,175)
    Adjustments to reconcile net (loss)
         to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                           0                0                  0                 0
                                                   _________        _________          _________         _________

         Net cash (used in) operating activities   $  (2,540)       $  (1,280)         $ ( 3,005)        $  (2,175)
                                                   _________        _________          _________         _________

Cash Flows From Investing Activities               $       0        $       0          $       0         $       0
                                                   _________        _________          _________         _________

Cash Flows From Financing Activities
Issuance of common stock
Increase in officer advances                           2,540            1,280              3,005             2,175
                                                   _________        _________          _________         _________

         Net cash provided by financing activities $   2,540        $   1,280          $   3,005         $   2,175
                                                   _________        _________          _________         _________

         Net increase (decrease) in cash           $       0        $       0          $       0         $       0

Cash, beginning of period                          $       0        $       0          $       0         $       0
                                                   _________        _________          _________         _________

Cash, end of period                                $       0        $       0          $       0         $       0
                                                   =========        =========          =========         =========
SUPPLEMENTAL INFORMATION

Interest paid                                      $       0        $       0          $       0         $       0
                                                   =========        =========          =========         =========

Income taxes paid                                  $       0        $       0          $       0         $       0
                                                   =========        =========          =========         =========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS


                                                                                      Oct. 29, 1992
                                                          Years Ended                (inception) to
                                                 December 31,      December 31,            June 30,
                                                         2005              2004                2006
                                                 ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net (loss)                                     $  (3,005)       $  (2,175)         $ (30,865)
    Adjustments to reconcile net (loss)
         to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                           0                0                  0
                                                   _________        _________          _________

         Net cash (used in) operating activities   $  (3,005)       $  (2,175)         $ (30,865)
                                                   _________        _________          _________

Cash Flows From Investing Activities               $       0        $       0          $       0
                                                   _________        _________          _________

Cash Flows From Financing Activities
Issuance of common stock                           $       0        $       0          $  22,000
Increase in officer advances                           3,005            2,175              8,865
                                                   _________        _________          _________

         Net cash (used in) financing activities   $   3,005        $   2,175          $  30,865
                                                   _________        _________          _________

         Net increase (decrease) in cash           $       0        $       0          $       0

Cash, beginning of period                          $       0        $       0          $       0
                                                   _________        _________          _________

Cash, end of period                                $       0        $       0          $       0
                                                   =========        =========          =========


                 See Accompanying Notes to Financial Statements.


                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2006, and December 31, 2005


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Parque La Quinta Estates ("Company") was organized October 29, 1992 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a Development Stage Enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2006 and 2005, and December 31, 2005 and 2004.

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

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2006, and December 31, 2005


NOTE 1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges of whether they meet the criterion of "so abnormal." In addition, this Statement requires that location of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adaptation of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" (SFAS
152). The amendment made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting from those operations and costs is subject to guidance in SOP 04-2. This Statement is effective for financial statements for fiscal tears beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operation or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The Provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts have not recorded share-based payment transactions. Management does not believe the implications of this revised standard will materially impact the Company's results of operation.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meet a commercial substance criterion and fair market value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2006, and December 31, 2005


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during 2006, 2005, 2004, and since inception. As of June 30, 2006 and 2005, December 31, 2005 and 2004, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more than likely than not we will not earn income sufficient to realize deferred tax assets during the carryforward period.

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2006, and December 31, 2005


NOTE 3.  INCOME TAXES (CONTINUED)

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

NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2006, and December 31, 2005


NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs in connection with its business purpose and to comply with the federal securities laws. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

NOTE 7. SUBSEQUENT EVENTS

On July 10, 2006, the Board of Directors declared a 2.5 for 1 common stock dividend to the shareholders of record as of July 24, 2006. The 2,200,000 shares of common stock currently outstanding will become 7,700,000 shares. No fractional shares will be issued and the fractional share, if any, will be rounded up to the next whole common share. The transfer agent will deliver or cause to be delivered the dividend shares to the shareholders thereto on or about July 26, 2006.

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

Liquidity.

          As of June 30, 2006, we had total liabilities of $8,865 and we had a negative net worth of $8,865. As of December 31, 2005, we had total liabilities of $6,325 and a negative net worth of $6,325.

          We have had no revenues from inception through December 31, 2005 and we had no revenues for the period ended June 30, 2006. We have a loss from inception through December 31, 2005 of $28,325 and a loss from inception through June 30, 2006 of $30,865.

          We have officer's advances of $8,865 from inception to June 30, 2006. The officer's advances as of December 31, 2005 were $6,325.

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


Dated:  August 14, 2006             PARQUE LA QUINTA ESTATES


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