Form 10QSB
period 2006-09-30
WEALTHCRAFT SYSTEMS INC.
filed 2006-11-09
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER: 000-51575


                            WEALTHCRAFT SYSTEMS INC.
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


                            Parque La Quinta Estates
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

         At September 30, 2006, there were outstanding 7,700,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS


                               SEPTEMBER 30, 2006
                                DECEMBER 31, 2005

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                    F-2-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                F-5-6

   Notes to Financial Statements                                          F-7-11
________________________________________________________________________________



                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                                  BALANCE SHEET


                                                    September 30,       December 31,
                                                             2006               2005
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                    $    505         $      0
     Officers advances                                     10,152            6,325
                                                         ________         ________

            Total current liabilities                    $ 10,657         $  6,325
                                                         ________         ________

STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        7,700,000 shares at December 31, 2005:           $                $  2,200
        7,700,000 shares at September 30, 2006:             2,200
     Additional Paid In Capital                            19,800           19,800
     Accumulated deficit during development stage         (32,657)         (28,325)
                                                         ________         ________

            Total stockholders' equity                   $(10,657)        $ (6,325)
                                                         ________         ________
                   Total liabilities and
                   stockholders' equity                  $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                               STATEMENT OF INCOME


                                                        Nine months ended                     Years ended
                                                September 30,     September 30,      December 31,      December 31,
                                                         2006              2005             2005               2004
                                                _____________     _____________      ______________    ____________

Revenues                                           $        0       $        0         $        0        $        0

Cost of revenue                                             0                0                  0                 0
                                                   __________       __________         __________        __________

           Gross profit                            $        0       $        0         $        0        $        0

General, selling and administrative expenses            4,332            1,280              3,005             2,175
                                                   __________       __________         __________        __________
           Operating (loss)                        $   (4,332)      $   (1,280)        $   (3,005)       $   (2,175)

Nonoperating income (expense)                               0                0                  0                 0
                                                   __________       __________         __________        __________

   Net (loss)                                      $   (4,332)      $   (1,280)        $   (3,005)       $   (2,175)
                                                   ==========       ==========         ==========        ==========


   Net (loss) per share, basic
   and diluted (Note 2)                            $    (0.00)      $    (0.00)        $    (0.00)       $    (0.00)
                                                   ==========       ==========         ==========        ==========

   Average number of shares
   of common stock outstanding                      7,700,000        7,700,000          7,700,000         7,700,000
                                                   ==========       ==========         ==========        ==========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                             STATEMENT OF INCOME


                                                                                      Oct. 29, 1992
                                                          Years Ended                (inception) to
                                                 December 31,      December 31,       September 30,
                                                         2005              2004                2006
                                                 ____________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            3,005            2,175             32,657
                                                   __________       __________         __________
           Operating (loss)                        $   (3,005)      $   (2,175)        $  (32,657)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net (loss)                                      $   (3,005)      $   (2,175)        $  (32,657)
                                                   ==========       ==========         ==========


   Net (loss) per share, basic
   and diluted (Note 2)                            $    (0.00)      $    (0.00)        $    (0.01)
                                                   ==========       ==========         ==========

   Average number of shares
   of common stock outstanding                      7,700,000        7,700,000          7,700,000
                                                   ==========       ==========         ==========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                     (Deficit)
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage
                                    _________       ________       __________       ___________

Issuance of Common Stock,
   November 8, 1992                 7,700,000       $  2,200        $ 19,800         $
Net loss, December 31, 1992                                                              (340)
                                    _________       ________        ________         ________
Balance, December 31, 1992          7,700,000       $  2,200        $ 19,800         $   (340)
Net loss, December 31, 1993                                                           (21,660)
                                    _________       ________        ________         ________
Balance, December 31, 1993          7,700,000       $  2,200        $ 19,800         $(22,000)
Net loss, December 31, 1994                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1994          7,700,000       $  2,200        $ 19,800         $(22,085)
Net loss, December 31, 1995                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1995          7,700,000       $  2,200        $ 19,800         $(22,170)
Net loss, December 31, 1996                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1996          7,700,000       $  2,200        $ 19,800         $(22,255)
Net loss, December 31, 1997                                                              (380)
                                    _________       ________        ________         ________
Balance, December 31, 1997          7,700,000       $  2,200        $ 19,800         $(22,635)
Net loss, December 31, 1998                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1998          7,700,000       $  2,200        $ 19,800         $(22,720)
Net loss, December 31, 1999                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 1999          7,700,000       $  2,200        $ 19,800         $(22,805)

July 3, 2000, changed from no
    par value to $.001                                (2,200)          2,200
July 3, 2000, forward stock
    100:1                                              2,200          (2,200)

Net loss, December 31, 2000                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2000          7,700,000       $  2,200        $ 19,800         $(22,890)
Net loss, December 31, 2001                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2001          7,700,000       $  2,200        $ 19,800         $(22,975)
Net loss, December 31, 2002                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2002          7,700,000       $  2,200        $ 19,800         $(23,060)
Net loss, December 31, 2003                                                               (85)
                                    _________       ________        ________         ________
Balance, December 31, 2003          7,700,000       $  2,200        $ 19,800         $(23,145)
Net loss, December 31, 2004                                                            (2,175)
                                    _________       ________        ________         ________
Balance, December 31, 2004          7,700,000       $  2,200        $ 19,800         $(25,320)
Net loss, December 31, 2005                                                            (3,005)
                                    _________       ________        ________         ________
Balance, December 31, 2005          7,700,000       $  2,200        $ 19,800         $(28,325)
Net (loss), December 31, 2005
  to September 30, 2006                                                                (4,332)
                                    _________       ________        ________         ________
Balance, June 30, 2006              7,700,000       $  2,200        $ 19,800         $(32,657)
                                    =========       ========        ========         ========


                 See Accompanying Notes to Financial Statements.




                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS


                                                        Nine months ended                     Years ended
                                                September 30,     September 30,      December 31,      December 31,
                                                         2006              2005             2005               2004
                                                _____________     _____________      ______________    ____________

Cash Flows From
Operating Activities
    Net (loss)                                     $  (4,332)       $  (1,280)         $ ( 3,005)        $  (2,175)
    Adjustments to reconcile net (loss)
         to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                         505                0                  0                 0
                                                   _________        _________          _________         _________

         Net cash (used in) operating activities   $  (3,827)       $  (1,280)         $ ( 3,005)        $  (2,175)
                                                   _________        _________          _________         _________

Cash Flows From Investing Activities               $       0        $       0          $       0         $       0
                                                   _________        _________          _________         _________

Cash Flows From Financing Activities
   Issuance of common stock
   Increase in officer advances                        3,827            1,280              3,005             2,175
                                                   _________        _________          _________         _________

         Net cash provided by financing activities $   3,827        $   1,280          $   3,005         $   2,175
                                                   _________        _________          _________         _________

         Net increase (decrease) in cash           $       0        $       0          $       0         $       0

Cash, beginning of period                          $       0        $       0          $       0         $       0
                                                   _________        _________          _________         _________

Cash, end of period                                $       0        $       0          $       0         $       0
                                                   =========        =========          =========         =========
SUPPLEMENTAL INFORMATION

Interest paid                                      $       0        $       0          $       0         $       0
                                                   =========        =========          =========         =========

Income taxes paid                                  $       0        $       0          $       0         $       0
                                                   =========        =========          =========         =========


                 See Accompanying Notes to Financial Statements.



                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS


                                                                                      Oct. 29, 1992
                                                          Years Ended                (inception) to
                                                 December 31,      December 31,       September 30,
                                                         2005              2004                2006
                                                 ____________      ____________      ______________

Cash Flows From
Operating Activities
    Net (loss)                                     $  (3,005)       $  (2,175)         $ (32,657)
    Adjustments to reconcile net (loss)
    to cash (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                           0                0                505
                                                   _________        _________          _________

         Net cash (used in) operating activities   $  (3,005)       $  (2,175)         $ (32,152)
                                                   _________        _________          _________

Cash Flows From Investing Activities               $       0        $       0          $       0
                                                   _________        _________          _________

Cash Flows From Financing Activities
   Issuance of common stock                        $       0        $       0          $  22,000
   Increase in officer advances                        3,005            2,175             10,152
                                                   _________        _________          _________

         Net cash (used in) financing activities   $   3,005        $   2,175          $  32,152
                                                   _________        _________          _________

         Net increase (decrease) in cash           $       0        $       0          $       0

Cash, beginning of period                          $       0        $       0          $       0
                                                   _________        _________          _________

Cash, end of period                                $       0        $       0          $       0
                                                   =========        =========          =========


                 See Accompanying Notes to Financial Statements.


                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2006, and December 31, 2005


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2006 and 2005, and December 31, 2005 and 2004.

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

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2006, and December 31, 2005


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

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                      September 30, 2006, and December 31, 2005


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

On July 10, 2006, the Board of Directors declared a 2.5 for 1 common stock dividend to the shareholders of record as of July 24, 2006. The number of common shares outstanding increased from 2,200,000 to 7,700,000. Prior period information has been restated to reflect the stock dividend.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during 2006, 2005, 2004, and since inception. As of September 30, 2006 and 2005, December 31, 2005 and 2004, and since inception, the Company had no dilutive potential common shares.

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

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2006, and December 31, 2005


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

                            PARQUE LA QUINTA ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2006, and December 31, 2005


NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs in connection with its business purpose and to comply with the federal securities laws. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of September 30, 2006 and December 31, 2005, the company owed officers $6,325 and $10,152 respectively.

NOTE 7.  SUBSEQUENT EVENTS

On October 1, 2006, the Company cause to be formed a corporation under the laws of the State of Nevada called Wealthcraft Systems Inc. and on October 10, 2006, the Company acquired one hundred shares of its common stock for cash. As such, Wealthcraft Systems Inc. ("Merger Sub"), became a wholly-owned subsidiary of the Company.

On October 19, 2006, Merger Sub was merged with and into the the Company. As a result of the merger, the corporate name of the Company was changed to "Wealthcraft Systems Inc." Prior to the merger, Merger Sub had no liabilities and nominal assets and, as a result of the merger the separate existence of Merger Sub had ceased. The Company was the surviving corporation in the merger and, except for the name change provided for in the Agreement and Plan of Merger, there was no change in the directors, officers, capital structure or business of the Company.

The Company, as the parent domestic Nevada corporation, owning at least 90 percent of the outstanding shares of Merger Sub, under Nevada law (NRS Section 92A.180) may merge Merger Sub into itself without shareholder approval and effectuate a name change without shareholder approval.

On October 17, 2006, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with WealthCraft Systems Limited, a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft"), to be further entered into with all of WealthCraft's shareholders, (the "Shareholders"), pursuant to which the parties agreed that the Company will acquire all of the issued and outstanding shares of stock of WealthCraft in exchange for the issuance in the aggregate of 7,000,000 of the Company's shares of common stock to the Shareholders. Prior to the closing, WealthCraft will have completed the sale and issuance of additional shares in consideration of an investment of $1,000,000 and not to exceed 5,075,000 of the current issued and outstanding shares of the Registrant will be surrendered for cancellation.

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

Generally.

          Wealthcraft Systems Inc., formerly Parque La Quinta Estates was incorporated on October 29, 1992 under the laws of the State of Nevada. We had intended to form subsidiaries and general partnerships and limited partnerships which would be a developer and builder of affordable single-family houses and condominiums in Southern California. We intended to have homes of high quality construction and many amenities such as mirrored glass wardrobe closets, berber carpet, tiled kitchen counters and floors, intercom, wiring for cable television, telephones and security system fireplaces, vaulted ceilings and skylights. We were going to concentrate our building activities in La Quinta, California, area of the Coachella Valley, where population growth and job creation were expected to increase significantly faster than population growth and job creation in the United States as a whole. We intended to acquire city in-fill lots, primarily between the City limit lines and The Village at La Quinta, California areas of the Coachella Valley, California, demolish and clear the lots, obtain the necessary permits, construct single-family attached housing, and sell the constructed units. We were going to seek to acquire parcels of land that range from 7,000 square feet to 28,000 square feet to develop additional 7 to 28-unit affordable attached single-family complexes.

          Between October 29, 1992 and approximately February 1, 1993, we investigated certain business opportunities but did not commence any activities in connection with its development and building activities. As at December 31, 1993, all funds raised by the sale of shares in order to fulfill our initial objective had been expended and we, thereafter became dormant and became a shell company.

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

          On October 17, 2006, we entered into a Share Exchange Agreement (the "Exchange Agreement") with WealthCraft Systems Limited, a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft"), to be further entered into with all of WealthCraft's shareholders, (the "Shareholders"), pursuant to which the parties agreed that we will acquire all of the issued and outstanding shares of stock of WealthCraft in exchange for the issuance in the aggregate of 7,000,000 of our shares of common stock to the Shareholders. Prior to the closing, WealthCraft will have completed the sale and issuance of additional shares in consideration of an investment of $1,000,000 and not to exceed 5,075,000 of the current issued and outstanding shares of the Registrant will be surrendered for cancellation.

          Consummation of the transactions contemplated by the Exchange Agreement is subject to closing conditions, including, among other things, the filing with the Securities and Exchange Commission of the Registrant's Information Statement on Schedule 14f-1 and the mailing of such Information Statement to its shareholders.

          On November 1, 2006, we filed a Form SC 14F1 regarding a change in the majority of directors to comply with Rule 14f-1.

          The description of the transactions contemplated by the Exchange Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit in a Form 8-K filed on November 6, 2006 and incorporated by this reference.

          WealthCraft provides computer software programs and systems. The WealthCraft's Wealth Framework(TM) provides a fully customizable computer platform (open standard industry compliant) which contains an integrated, multi-channel wealth management system for financial advisory, asset management, retail investment management, private banks, and insurance companies.


Financial Condition.

          Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

Liquidity and Operational Results.

          The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of the business combination with Wealthcraft.

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

Liquidity.

          As of September 30, 2006, we had total liabilities of $10,657 and we had a negative net worth of $10,657. As of December 31, 2005, we had total liabilities of $6,325 and a negative net worth of $6,325.

          We have had no revenues from inception through December 31, 2005 and we had no revenues for the period ended September 30, 2006. We have a loss from inception through December 31, 2005 of $28,325 and a loss from inception through September 30, 2006 of $32,657.

          We have officer's advances of $10,152 from inception to September 30, 2006. The officer's advances as of December 31, 2005 were $6,325.

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

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed during the quarter covered by this report:

                  Form 8-K filed on July 10, 2006.

          The following reports on Form 8-K were filed between September 30, 2006 and the date hereof:

                  Form 8-K filed on October 6, 2006

                  Form 8-K filed on October 19, 2006

                  Form 8-K filed on October 20,2006


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


Dated:  November 9, 2006            WEALTHCRAFT SYSTEMS INC.
                                    (formerly Parque La Quinta Estates)


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