Form 10KSB
period 2006-12-31
WEALTHCRAFT SYSTEMS INC.
filed 2007-04-02
CIK 1119821

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                   For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________ to ___________

                        Commission file number 000-51575

                            WEALTHCRAFT SYSTEMS INC.
                 (Name of small business issuer in its charter)

                    Nevada                                  88-0409165
     --------------------------------------        -----------------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

         Unit A, 9/F On Hing Building
          1 On Hing Terrace, Central
                Hong Kong SAR
     --------------------------------------        -----------------------------
             (Address of principal                          (Zip Code)
              executive offices)

                                 +852-3586-8234
                (Issuer's telephone number, including area code)

              Securities registered Under Section 12(b) of the Act

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
           None                                           None

            Securities registered Under Section 12(g) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
 Common Stock, par value                 Over-the-Counter (OTC) Bulletin Board
     $.001 per share

                         -------------------------------

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|?

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes |_| No |X|

================================================================================

The issuer's total consolidated revenues for the fiscal year ended December 31, 2006 were $744,324.

The aggregate market value of the common equity held by non-affiliates of the registrant was $17,250,000 as of March 28, 2007.

The number of shares outstanding of the registrant's common equity as of March 28, 2007 was 10,000,000 shares.

                            WEALTHCRAFT SYSTEMS INC.

                         2006 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
                                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS
ITEM 2.   DESCRIPTION OF PROPERTY
ITEM 3.   LEGAL PROCEEDINGS
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                  PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
             EQUITY SECURITIES
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.  CONTROLS AND PROCEDURES
ITEM 8B.  OTHER INFORMATION

                                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT
ITEM 10.  EXECUTIVE COMPENSATION
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.  EXHIBITS
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains statements relating to future results of the WealthCraft Systems Inc.(including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which we have made significant investments, slower than anticipated penetration into the wealth management market; changes in products requirements resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products; general economic and industry conditions; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; and other risks and uncertainties as are detailed from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-KSB, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

WealthCraft Systems Inc. ("WealthCraft Holdings") was incorporated on October 29, 1992 under the laws of the State of Nevada under the name Parque La Quinta Estates. From February 1, 1993 until November 13, 2006, Parque La Quinta was inactive and was a so-called "shell" company. On October 16, 2006 Parque La Quinta Estate's corporate name was changed to WealthCraft Systems Inc.

On November 13, 2006, WealthCraft Holdings completed the transactions contemplated by a certain Exchange Agreement, dated as of October 19, 2006, by and among WealthCraft Holdings, certain shareholders of WealthCraft Holdings, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") and the shareholders of WealthCraft HK (the "Exchange Agreement"). Accordingly, WealthCraft Holdings acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft Holdings, which shares represented 70% of the issued and outstanding capital stock of WealthCraft Holdings after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft Holdings.

In this Annual Report on Form 10-KSB, unless the context otherwise requires, references to WealthCraft Holdings, "we", "us" or "our" include WealthCraft Holdings, WealthCraft HK and WealthCraft Systems (Shenzhen) Limited, a China company and wholly-owned subsidiary of WealthCraft HK ("WealthCraft SZ").

Overview

We are an information technology company that designs, develops, markets and supports a flexible, scalable and secure technology platform for wealth management services for financial institutions, including investment advisory firms, securities brokerage firms, retail and private banks, mutual fund companies and insurance companies. Our focus is on Asia, primarily Hong Kong, Taiwan, Singapore and Mainland China, a market that currently lacks a comprehensive technology solution for servicing the growing wealth management industry. Because of a number of factors, including language and currency issues, existing products available in other parts of the world are not readily adaptable to the Asia market.

We offer financial institutions a complete, customized solution for their wealth management business. Our principal business solution, Advisor Workbench, which is implemented through our proprietary technology, gives financial professionals the tools and services required to develop and expand their wealth management business, including customer relationship management, financial planning, investment research, portfolio management and trade execution. This enables financial institutions to enhance customer loyalty, improve financial advisor productivity, strengthen customer relationships and increase assets under management. We also offer an integrated back-office system providing order execution, order management and portfolio and commission management. Our product offerings allow institutions to access the industry standard SWIFTNet Funds transfer system thereby allowing automated mutual fund transactions, which are generally manually performed in Asia.

To develop and market our solutions, we have partnered with Standard & Poor's, or S&P, Microsoft and SWIFT, each of which is a leading provider to the financial services industry. We offer software and related services to our customers based on an annual recurring license model to generate a long-term sustainable revenue base. WealthCraft HK was founded in 2003 in Hong Kong and, through WealthCraft SZ, also has operations in Shenzhen, China.

The Wealth Management Market in Asia

Wealth management is the business of assisting individuals with the accumulation, preservation and transfer of wealth as they move through the various stages of their lives, including integrating financial products and advisory services. Asia is one of the fastest growing wealth management markets in the world. According to the 2006 World Wealth Report published by Capgemini and Merrill Lynch, the financial wealth of high net worth individuals in Asia was $7.6 trillion in 2005 and is estimated to grow to $10.6 trillion by 2010.

Hong Kong has long been a center for finance and banking in Asia outside of Japan, and is a key financial services hub for Mainland China, one of the world's fastest growing economies. According to a fund management survey conducted by the Hong Kong Securities and Futures Commission in 2005, Hong Kong had $562 billion of assets under management, and assets under management were growing at approximately 25% per year.

According to SWIFT, the financial industry-owned co-operative supplying secure, standardized messaging services and interface software to 7,800 financial institutions in more than 200 countries, Taiwan has the potential to be the largest fund market in Asia. Taiwan's population is aging rapidly. The number of people near or in retirement presents a pressing need for quality wealth management. However, it is estimated that 75-80% of the Taiwanese public's monetary assets are invested in relatively low-yield term deposit savings accounts, compared with 30% in other leading economies.

According to the National Bureau of Statistics of China, a prosperous section of China society has emerged and grown rapidly in recent years. As of 2005, there were more than 4.5 million individuals with liquid wealth in excess of $100,000. By the end of 2005, 13% of China's urban families, or 24.5 million households, were defined as "middle class" and it is estimated that this will increase to 25% by 2010. According to a survey by the Social Survey Institute of China, wealth management services are very popular among urbanites in China's big cities of Beijing, Shanghai, Tianjin and Guangzhou, where 74% are interested in these services and 41% said that they would definitely purchase wealth management products if possible.

According to the Monetary Authority of Singapore, Singapore's asset management industry has seen double digit annual growth over the past five years. As of the end of 2005, funds managed in Singapore totaled $456 billion, a jump of 26% from the end of 2004.

The Wealth Management Industry in Asia

To protect and grow their wealth, high net worth individuals are seeking diversification in their portfolios to obtain the returns they desire . These individuals are increasingly sophisticated in terms of product knowledge and pricing. Wealth managers, in turn, need to deliver products and services that meet the needs of these clients and institutions need to be able to do this in a cost-effective, efficient manner. Although the wealth management market is competitive, we believe that the majority of financial institutions in Asia are not well-positioned to effectively and efficiently capitalize on this opportunity because of the following factors:

      o Poorly trained and inexperienced staff. Wealth management staff at many Asia financial institutions are focused solely on selling only high commission products that provide little long term value for customers. Staff are not properly trained in creating comprehensive wealth management plans.

      o High attrition rates. Turnover of wealth management staff is very high. Advisors will change jobs for very small financial incentives, and institutions fail to build loyalty by maintaining advisor retention programs.

      o Financial Institutions lack a fully developed wealth management strategy. Institutions have not focused on long-term business growth. They tend to have limited product offerings and do not emphasize long-term revenue generation such as that obtained through advisory and portfolio management fees.

      o Lack of sophisticated order management systems. Wealth management technology directed at financial institutions lacks the capabilities required to meet the increasingly sophisticated consumer. Order management systems in general are not scalable, error-prone and very expensive. Institutions generally use several different systems, including rudimentary spreadsheets to keep track of their clients' records. Customer relationship software in most cases does not meet the very specific needs of their business. Moreover, the majority of mutual fund transactions currently are executed manually resulting in very high administration costs. These costs are passed-on to the investor resulting in higher costs.

Although financial institutions in other parts of the world maintain sophisticated systems for wealth management, the Asia market presents issues that make these solutions difficult to easily adapt. For example, systems used in other parts of the world may not be multi-currency capable. Further, investment product offerings in Asia differ from those offered elsewhere. Finally, Asia systems need to meet the unique language requirements of the relevant market in which these systems are deployed.

The WealthCraft Solution

We have developed an affordable subscription-based solution for the problems that we believe currently limit the wealth management business of Asia financial institutions. This solution provides access, from a single platform, to everything financial institutions and their financial advisors need to operate effectively and support their wealth management customers. Through our knowledge of the marketplace and emphasis on customer care, our solutions offer:

      o A means to improve financial advisor retention. We provide a superior sales platform and research tools which reduce administrative time. Advisors are motivated to stay because the platform allows them to do their jobs much more efficiently, ultimately increasing income potential.

      o An automated scalable system. We offer a fully integrated order management system, allowing automation of fund processing, which can reduce operational expenses resulting in higher profit margins. The platform is scalable in order to handle future expansion of an institution's funds business.

      o A method to retain clients. A fundamental strategy for Asia wealth managers is to increase assets under management. To achieve this objective, our platform provides a mechanism to track not only assets currently held at the financial institution, but all other assets owned by the client. This allows the financial advisor to maintain a full picture of a client's wealth profile and to recommend and implement a wealth management strategy that is individualized for the specific client. It also allows the client to make better and informed investment decisions.

      o Sophisticated planning tools. Our solution provides sophisticated planning tools which allow financial institutions to move from product pushing to value-oriented wealth management through proper financial planning practices, including:

                  o Knowing the client to meet internal compliance and external regulatory requirements;

                  o     Financial needs analysis and goal planning;

                  o     Strategic asset allocation;

                  o Portfolio monitoring based on strategic asset allocation; and

                  o     Proactive customer relationship tools.

      o Additional revenue opportunities from existing clients. Our solution assists financial institutions in expanding customer relationships. By maintaining integrated information on the client's history, the institution can capitalize by cross-selling and up-selling products and services, resulting in maximized profitability through increased financial product sales.

The WealthCraft Platform

Our products are web-based and designed using a service-oriented architecture. Service-oriented architecture shifts the focus from stand-alone solutions to fully-integrated modular offerings from multiple vendors. Our products provide enterprise-wide integration of applications. Instead of multiple systems to solve multiple requirements, financial institutions can invest in a single solution to drive their wealth management applications, including product distribution and service, in a multi-channel, multi-department environment. We do not believe that a single service-oriented platform has previously been available to Asia financial institutions.

Specifically, our product offerings include the following:

Advisor Workbench

Advisor Workbench is our initial core product. Advisor Workbench is a multi-language, client-focused platform providing integrated market research, financial planning, portfolio management, and customer relationship management for front-line sales teams and is targeted to medium to large size financial institutions. Advisor Workbench is a completely customizable solution. It contains the following features:

      o Product and market data consolidation - The core of Advisor Workbench consolidates data from multiple sources, including internal and external providers, into a central repository, enabling accurate, reliable data distribution across the enterprise.

      o Market data research - Standard & Poor's provides independent investment research and ratings. Financial advisors can access S&P quantitative and qualitative research information via Advisor Workbench, and apply this knowledge directly into their product selection and client investment strategies. As part of Advisor Workbench's research module, we have developed sophisticated search, selection, and comprehensive charting tools to complement and enhance the S&P information.

      o Financial planning - Advisor Workbench contains a comprehensive suite of applications and tools that allow financial advisors to proactively build, manage, and monitor client financial plans.

      o Client relationship management - The Advisor Workbench integrated client relationship module provides a complete history of the client's relationship with the institution, including email tracking, activity management, task management, and lead tracking.

      o Portfolio management - The Advisor Workbench portfolio management module allows the client's entire investment activity to be consolidated into a single statement. It also calculates the performance of managed assets on a daily basis, including changes necessitated by currency fluctuations in investments denominated in multiple currencies. The module also offers real time alerts to advise of performance changes.

ATOMS Order Management System

Our ATOMS Order Management System is a complete back office solution for financial product distribution leveraging Microsoft's Windows Workflow Foundation. The Order Management System handles:

      o Order routing, execution and administration for several types of securities customized to meet the specific requirements of each financial institution; and

      o     Portfolio and commissions management.

ATOMS SWIFTNet Funds Gateway

ATOMS SWIFTNet Funds Gateway, based on BizTalk Server 2006, is our middleware solution allowing automated integration and straight-through processing, known as STP, of an institution's order execution operation with SWIFTNet funds. SWIFTNet Funds is SWIFT's messaging solution to facilitate automation and straight through processing in the fund industry through the combination of industry standards and the SWIFTNet messaging network. The SWIFTNet funds service caters to both domestic and cross-border fund distribution flows in Europe and Asia and is based on a set of standards covering account openings and maintenance, orders, status and confirmations, transfers, holdings and transactions statement, price reporting, and cash flow. STP Gateway provides an easy to implement integration between order management systems operated by a financial institution and SWIFTNet Funds.

Alliances and Partnerships

In addition to innovative product development, our management believes that securing a leading position in the wealth management marketplace in Asia requires strong strategic partnerships with solution providers to the financial services industry. Our partnerships to date include Standard & Poor's, SWIFT and Microsoft. These alliances have helped us establish our market presence in Asia and positioned us for future growth.

      o Standard & Poor's (S&P) - We identified an opportunity in the marketplace in late 2003 to deliver independent research data to financial institutions in Asia via a comprehensive advisory platform. S&P had the necessary data and we developed the solution to satisfy this regional demand. From this initiative, Advisor Workbench was developed.

      o SWIFT - Through industry messaging standards and global messaging services, SWIFT facilitates straight through processing and reporting between all parts of the transaction chain. We have built a solid relationship with the SWIFT team in Asia and is a SWIFT Solutions Partner.

      o Microsoft Asia - Because financial services institutions are a high priority in Microsoft's global marketing strategy and our advisor platform is based, in part, on Microsoft technology, Microsoft has identified us as a partner in this segment. We are a Microsoft Certified Partner with Independent Software Vendor specialization. Out of over 2000 partners in Hong Kong, Microsoft awarded us with the prestigious .NET Enterprise Award 2005.

      Our alliances with S&P, SWIFT and Microsoft Asia provide a number of benefits, including:

      o Access to regional sales and marketing presences in Hong Kong, Singapore, Taiwan, Malaysia and Japan;

      o     Association with well known brands;

      o     An established regional sales network;

      o     Lead generation; and

      o     Entry into the difficult to penetrate Japanese market.

Market Opportunity

Although all of Asia presents an enormous potential market opportunity, we have chosen to initially focus our efforts on Hong Kong, Taiwan, Mainland China and Singapore.

We believe that Hong Kong is a key market to showcase our technology and build our reputation. Also, many foreign banks are using Hong Kong as a springboard to enter the Mainland China personal financial services market which opens in 2007. Securing several key banks as customers in Hong Kong is a critical objective to ensure we have ample leverage to drive business in China and the rest of Asia. To date, we have entered into agreements with ING Asia Pacific Limited, Sun Hung Kai Wealth Management, DBS Bank Hong Kong, Sail Advisors Limited and CITIC Ka Wah Bank.

Singapore has market conditions similar to those in Hong Kong. This will allow us to do business in Singapore using a plan substantially similar to how weconduct our business in Hong Kong.

In Taiwan, there is great potential to provide more professional wealth management services. The vast potential of this yet-to-be developed market has spurred domestic banks to pursue wealth management. Lacking expertise, many of these banks are seeking sophisticated technology to help them manage the growth. In addition, regulatory changes in Taiwan effective in 2005 allow brokerage firms and offshore providers to enter the wealth management market. These firms will need to put systems in place. An increase in offshore business will create even more demand for fund automation, increasing potential for Advisor Workbench, Order Management System and STP Gateway.

The financial services industry is rapidly expanding in China and foreign banks will be granted greater access to the China market by the end of 2006. With China's wealth management market being expected to grow, there is a need for sophisticated wealth management services. We are poised to capture this market opportunity on the basis of:

      o     Time to market. Our current infrastructure is already in place;

      o Expertise. We have an established team of financial services application developers;

      o     Experience. Previous knowledge and experience in China business;

      o     Cost. Low cost solutions compared with foreign suppliers; and

      o Industry knowledge. Experience in implementation with market-leading foreign banks.

As we establish our reputation in these initial markets, we plan to expand to Japan and the rest of Asia.

Marketing and Sales Strategy

The sales cycle for our products is long. Our principal method of sales and marketing to date has been working through our strategic partners. Our partner, S&P, markets our products as value-added business solutions. We believe that working with our partners is the most effective way to initially penetrate the financial services marketplace as our partners have extensive promotion and distribution channels in place as well as brand name recognition.

We also maintain sales teams in Hong Kong and China to directly solicit new customers.

In markets other than Hong Kong and China, we are actively seeking other partners to market, sell, install and support our solutions and products.

We market our solution as a subscription based service. Clients generally pay no up-front license fee. Instead, customers pay a fee for installation and customization and an annual subscription fee which is typically based upon the number of users and the modules deployed. This marketing strategy gives financial institutions constant upgrades in a rapidly changing marketplace. Although this sales strategy generates less upfront fees, we believe that substantial value and sustained profitability is created by building a recurring revenue base.

Research and Development

We develop the majority of our products at our WealthCraft SZ subsidiary. To date, we have devoted the bulk of our resources to research and development. WealthCraft HK spent $85,954, $121,125 and $258,214 on product development efforts for 2004, 2005 and 2006, respectively.

Competition

The provision of information technology services and solutions in the financial services industry is highly competitive. Although this industry is not dominated by a single company or a small number of companies, a substantial number of companies offer services that overlap and are competitive with those offered by us. Some of these are large firms, including Finantix, Morningstar, Excel and ETNet, have greater financial resources than we have. We also compete with internal development teams which are maintained by larger banks. These banks have a vested interest in their internal development teams and therefore may be reluctant to use outside vendors. Our ability to obtain business is dependent upon our ability to offer better strategic concepts and technical solutions, better value, a quicker response, more flexibility or a combination of these factors. In the opinion of our management, we are positioned to compete effectively in Asia based on our technology, expertise in the wealth management marketplace, local service and support and our strategic partner network.

Governmental Regulation

Although the financial services industry is highly regulated, as an information technology solutions provider, we are not subject to government regulation.

Intellectual Property Rights

To date, we have not applied for any patent, trademark, trade name or copyright protection in any jurisdiction in which we operates. We intend to file to protect our trademarks and trade names in selected jurisdictions. We, therefore, rely on trade secret laws and confidentiality provisions in our agreements to preventing the unauthorized disclosure and use of our intellectual property.

Employees

As of December 31, 2006, we had 60 full-time employees, 50 of whom were product development staff and 10 were service and sales professionals. We have never experienced a work stoppage as a result of labor issues, and we believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices and our corporate headquarters are located in Hong Kong where we occupy with WealthCraft HK approximately 750 square feet of space under a lease expiring in April 2007 at a monthly rental of $1,731. Our subsidiary, WealthCraft SZ leases approximately 5,400 square feet of office space in Shenzhen, China where we conduct research and development activities under a lease expiring in August 2009 at a monthly rental of $7,088. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

Neither WealthCraft Holdings nor its subsidiaries is involved in any legal proceeding which may have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 28, 2007, there were 48 record holders of our common stock and there were 10,000,000 shares of our common stock outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2006 and 2005 and for each quarter after December 31, 2007. Our shares did not trade on the OTC Bulletin Board until March 28, 2006 and, accordingly, no activity is reported until this date. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

    Fiscal Year
 ended December 31                              Quarter                                 High        Low
 -----------------     --------------------------------------------------------------   ----        ---
       2005            First Quarter ................................................  $  n/a     $  n/a
                       Second Quarter ...............................................     n/a        n/a
                       Third Quarter ................................................     n/a        n/a
                       Fourth Quarter ...............................................     n/a        n/a
                                                                                          n/a
       2006            First Quarter ................................................   $0.17     $ 0.17
                       Second Quarter ...............................................    0.17       0.17
                       Third Quarter ................................................    0.17       0.17
                       Fourth Quarter ...............................................    5.35       0.05

       2007            First Quarter (through March 27_).............................  $ 7.05     $ 4.90

The high and low bid prices for shares of our common stock on March 27, 2006 were $5.75 and $5.00 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Dividend Policy

While there are no restrictions on the payment of dividends, we have not declared or paid any cash or other dividends on shares of our common stock in the last two years, and we presently have no intention of paying any cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our board of directors.

Equity Compensation Plan Information

We do not currently maintain any equity compensation plans

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following description of our financial condition and results of operations in conjunction with the financial statements and accompanying notes included in this Annual Report beginning on page F-1.

The following management discussion and analysis of financial condition and results of operations, or MD&A should be read in conjunction with the December 31, 2006 consolidated financial statements and notes. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

                                                        2006             2005
                                                     ---------        ---------

Revenue                                              $ 744,324        $ 342,336

Cost of revenue                                        208,610          224,237
                                                     ---------        ---------
   Gross profit                                        535,714          118,099

General and administrative expenses                    910,741          426,577

                                                     ---------        ---------
   Loss from operations                               (375,027)        (308,478)
                                                     ---------        ---------

Other (Income) Expense
   Interest income                                      (2,931)             (74)
   Other income                                           (897)            (365)
   Interest expense                                      8,447                0

                                                     ---------        ---------
   Total Other (Income) Expense                          4,619             (439)
                                                     ---------        ---------

   Loss before income taxes                           (379,646)        (308,039)

Provision for income taxes                                  --               --
                                                     ---------        ---------

   Net loss                                          $(379,646)       $(308,039)
                                                     =========        =========

Net Revenue

Our total revenue was $744,324 in 2006, an increase of $401,988, or 117% compared to 2005. We experienced growth of $117,000, or 73%, in our software license fees, $116,000, or 85%, in our data services and $168,000, or 372%, in our professional services. Revenue generated from continuing customers increased as well as $213,000 from two new customers added during 2006.

Cost of Sales

Our total cost of sales was $208,610, or approximately 28% of net revenue, compared to $224,234, or approximately 65.5% of net revenue for the year ended December 31, 2005. This was a decrease of $15,627, or approximately 7%. The decrease in cost of sales was due to our ability to improve cost management through negotiations with our main vendor resulting in an approximate annual savings of 10%. In addition, we were able to substantially increase our sales while some of our costs of sales remained fixed, thereby improving our profit margin.

Operating Expense

Sales, general and administrative costs were $910,741 for the year ended December 31, 2006 compared to $426,577 for the year ended December 31, 2005, an increase of $484,164, or 113%. Sales, general and administrative costs were approximately 122% of sales in 2006 compared to 125% of sales in 2005. Our costs increased due to expanded research and development costs on new products. Our research and development costs increased by $154,700, or 62%, in 2006 as compared to 2005. Our wages increased by $156,000, or 102%, in 2006 as compared to 2005 as we added additional personnel to meet our projected growth. We also added a new office in Hong Kong and had a full year of rent in our Shenzhen, China facility during 2006. This resulted in an increase in our rent expense of $57,000. In addition, we experienced a $76,000, or 350%, increase in our travel expense during 2006 as our sales team expanded their marketing throughout Southern Asia.

Income (Loss) from Operations

Loss from operations for the year ended December 31, 2006 was $(375,027) as compared to loss from operations of $(308,039) for the year ended December 31, 2005, an increased loss of $66,549. Even though our revenue increased by 117% during the year ended 2006, our expenses also increased by a greater proportion as outlined above. Specifically, our expenses increased as we expanded our research and development for improving our current products and for adding new products while at the same time building our infrastructure to meet our growth in sales related thereto.

Net Income (loss)

Our net loss was $(379,646) for the year ended December 31, 2006 compared to $(308,039) for the same period in 2005, an increased loss of $71,607. The increased loss was due to the reasons set forth above for operating expenses and loss from operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $729,762 at December 31, 2006 and current assets totaled $1,049,412 at December 31, 2006. The Company's total current liabilities were $471,900 at December 31, 2006. Working capital at December 31, 2006 was $577,512. During the year ended December 31, 2006, net cash used in operating activities was $188,257.

Our operations and short term financing do not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by our ability to enter into financings and raise capital.

Capital expenditures

Total capital expenditures during year ended December 31, 2006 and 2005 was $278,603 and $48,544, respectively for the purchase of fixed assets and intangible assets.

Working Capital Requirements

Historically operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Inflation

We do not believe that inflation has had, in the past, or will have in the future, any significant negative impact on our operations. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Quantitative and Qualitative disclosures About Market Risk

The market risk inherent in our market risk sensitive instruments and positions are the potential losses arising from adverse changes in interest rate and foreign currency exchange rates.

Foreign Currency Exchange Rates

Although our business is international in scope, to date our product sales have been all HK dollar-denominated. As we expand, we may be affected by exchange rate fluctuations in foreign currencies relative to the HK dollar. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates

Risk Factors

Owning our shares contains a number of risks. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decline, and an investor may lose all or a part of the money paid to buy our common stock.

Risks of our Business

We have a limited operating history, have experienced losses since inception and may not achieve or maintain profitable operations in the future

WealthCraft HK began operations in 2003 and has a limited operating history. Since WealthCraft HK's inception, it has incurred losses from continuing operations. The likelihood of our success must be considered in light of the problems, delays, expenses and difficulties frequently encountered by a new enterprise, many of which may be beyond our control. We are subject to all of the risks inherent in the creation of a new business and the production and exploitation of our solutions and products in an intensely competitive environment. There can be no assurance that we can successfully market and sell our solutions on a profitable basis. The failure to operate profitably without an additional infusion of capital may result in the cessation of our operations.

If we fail to keep up with rapid technological changes, our future success may be adversely affected

The information technology industry in which we operate is subject to rapid technological changes. Our future success will depend on our ability to respond to rapidly changing technologies, adapt our solutions to evolving industry standards and improve the performance and reliability of our solutions. The failure to adapt to such changes could harm our business. In addition, the widespread adoption of new technologies or other technological changes could require substantial expenditures to modify or adapt our solutions. If we fail to keep up with rapid technological changes to remain competitive in this rapidly evolving industry, our future success may be adversely affected.

The sales cycle for our solutions is very long and can impact on our projected revenues

Our solutions involve a significant investment by a financial institution. Therefore, the sales cycle for our solutions is very long and requires us to devote significant resources towards each sale. This can have an impact on our anticipated revenues until we establish a significant number of customers for our solutions and associated revenue stream. Moreover, in the event of a downturn in the financial markets or the economy in general, financial institutions may curb significant expenditures which could also impact the market for our solutions.

We may not be able to manage our expanding operations effectively

WealthCraft HK commenced operations in 2003 and we anticipates significant expansion of our business as we markets our solutions and grows our customer base. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage a growing employee base. Furthermore, our management will be required to maintain and expand our relationships with financial institutions and our strategic partners. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

All of our customers are in the financial services industry, which is consolidating and subject to economic change; factors that could reduce demand for our solutions

We derive all of our revenue from the solutions we provides to the wealth management industry which is composed almost exclusively of financial services firms. Changes in economic conditions and unforeseen events, like recession, inflation or currency fluctuations, could occur and reduce consumers' use of wealth management products and services. Any event of this kind, or implementation for any reason by financial institutions of cost reduction measures, could result in significant decreases in demand for our solutions.

Mergers and acquisitions are pervasive in today's financial industry. Our customers may be acquired by or merged into other financial institutions that have their own wealth management solutions or decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is acquired.

System failures or performance problems with our solutions could cause demand for our solutions to decrease, require us to make significant capital expenditures and impair customer relations

There are many factors that could adversely affect the performance, quality and desirability of our solutions. This may impact or prevent our solutions from gaining market acceptance. These factors include, but are not limited to the following:

      o delays in completing and/or testing new or upgraded products, resulting in significant delays;

      o     extraordinary activity or other events could cause systems to fail;

      o our technology could contain errors, or "bugs", which could impair the functionality of our solutions;

      o we may experience difficulties or delays in connection with future implementations and upgrades to new versions of our products; and

      o our products require integration with third-party products and systems, and we may not be able to integrate these products with new or existing products.

We are engaged in offshore software development activities, which may not be successful and which may put our intellectual property at risk

In order to optimize available research and development resources, we conduct our research and development activities in Shenzhen, China where there is an ample supply of qualified development personnel. While our experience to date with a China-based development center has been positive, there is no assurance that this will continue. Specifically, risks associated with this activity include the quality of the development efforts undertaken in China failing to meet our requirements because of cultural and experiential differences, resulting in potential product errors and/or delays, and the risk of the potential for misappropriation of our intellectual property that might not be readily discoverable.

Our success depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular Kelly Tallas, our Chairman, President and Chief Executive Officer. If Mr. Tallas or one more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future.

In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, distributors, know-how and key professionals and staff members.

If we are unable to attract and retain highly skilled technical employees, we may not be able to effectively compete

Based on the need for highly skilled technical employees, we believe that our future success will depend in large part on our ability to attract and retain highly skilled technical personnel. Because the development of our software requires knowledge of computer hardware, as well as a variety of software applications, used by financial institutions we need to attract and retain technical personnel who are proficient in all these disciplines. There is substantial competition for employees with the technical skills we require. If we cannot hire and retain talented technical personnel, this could adversely affect our growth prospects and future success.

Our market is highly competitive and if we are unable to keep pace with evolving technology our revenue and future prospects may decline

The market for our solutions is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our solutions or who use a different solutions to accomplish similar tasks. In some cases, our existing customers also use some of our competitors' products. Our future success will depend on our ability to develop, sell and support enhancements of current solutions and new solutions in response to changing customer needs. If our solutions do not keep up with technical change, our revenue and future prospects could be harmed. In addition, competitors may develop solutions that the industry considers more attractive than those we offer or that render our solutions obsolete.

We may be involved in litigation over proprietary rights, which may be costly and time consuming

We may receive claims that certain of our products, or other proprietary rights, require a license of intellectual property rights of a third party and infringe, or may infringe, the intellectual property rights of others. Those claims, with or without merit, could:

      o     be time-consuming to investigate and defend;

      o     result in costly litigation;

      o     cause product installation and maintenance delays;

      o     require us to enter into royalty or licensing agreements; or

      o     result in an injunction being issued against our use of technology.

Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, which could harm our business, financial condition and results of operations. Litigation to determine the validity of any claims could result in significant expense and divert the efforts of Our technical and management personnel from productive tasks, whether or not the litigation is determined in our favor. In the event of an adverse ruling, we may be required to:

      o     pay substantial damages;

      o     discontinue the use and sale of infringing products;

      o     expend significant resources to develop non-infringing technology;
            or

      o     obtain licenses to infringing technology.

Our failure to develop or license a substitute technology could significantly harm our business.

Our operations are focused on Asia and we will be subject to factors affecting business in that part of the world

We conduct our business in Asia and may be adversely affected by changes in demand resulting from:

      o     fluctuations in currency exchange rates;

      o     governmental currency controls;

      o     changes in various regulatory requirements;

      o     political and economic changes and disruptions;

      o     difficulties in enforcing our contracts in foreign jurisdictions;

      o     export/import controls;

      o     tariff regulations;

      o     staffing and managing foreign sales and support operations;

      o     greater difficulties in trade accounts receivable collection; and

      o     possible adverse tax consequences.

Infringement of our proprietary technology could hurt our competitive position and income potential

Our success depends upon our proprietary technology and information. However, we do not rely on patent, trademark, trade name or copyright registrations to protect our intellectual property. Rather, we rely on trade secret laws and confidentiality procedures to protect our proprietary technology and information. Because it is difficult to monitor unauthorized use of software, the steps we have taken to protect our services and products may not prevent misappropriation of our technology. Any misappropriation of our proprietary technology or information could reduce any competitive advantages we may have or result in costly litigation.

We operate in Asia. The laws of these countries may not protect our proprietary technology as well as the laws of the United States. Our ability to protect our proprietary technology abroad may not be adequate.

The adoption or modification of laws or regulations relating to the Internet, or interpretations of existing law, could adversely affect our business

Laws and regulations which apply to communications and commerce over the Internet are becoming more prevalent. Currently, there are Internet laws regarding copyrights, taxation and the transmission of specified types of material. Various governments have also adopted legislation imposing obligations on financial institutions to notify their customers of the institution's privacy practices, restrict the sharing of non-public customer data with non-affiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions are implemented by regulations with which compliance is now required. Additionally, many legislative and regulatory actions have been enacted or are pending with respect to privacy. All of these laws and regulations impact our customers and our solutions must be able to work within these requirements.

Risks Related to Doing Business in China

Our proprietary solutions are developed by our China subsidiary, and interruptions in the activities of this subsidiary will adversely affect our business and financial results

All of our research and development activities are conducted by our Shenzhen, China-based subsidiary. Should the activities of this subsidiary be interrupted for whatever reason, including risks inherently associated with doing business in China, our operations would be materially affected.

Because China does not have a well developed, comprehensive system of laws, it may be difficult for us to protect or enforce our legal rights

The Chinese legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system in the U.S. China also does not have a well-developed, consolidated body of law governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation.

In addition, the Chinese legal system relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published, statements regarding these evolving policies have been conflicting, and any such policies, as administered, are likely to be subject to broad interpretation, discretion and modification, perhaps on a case-by-case basis. As the legal system in China develops with respect to these new types of enterprises, foreign investors may be adversely affected by new laws, changes to existing laws (or interpretations thereof) and the preemption of provincial or local laws by national laws. Enforcement of existing laws may be sporadic and implementation and interpretation thereof inconsistent. Furthermore, the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a judgment by a court of another jurisdiction. It is widely believed that China's entry into the World Trade Organization, or WTO, should expedite the uniform interpretation and enforcement of laws throughout China. However, there can be no assurance that our current or future activities in China will have a high degree of certainty under China's legal system.

If we are not able to obtain appropriate governmental support and approvals in China, we may not be able to conduct our business activities as planned

Our activities in China are, in some circumstances, subject by law to administrative review and approval by various national and local agencies of the Chinese government. There is no assurance that such approvals, when necessary or advisable in the future, will be forthcoming. The inability to obtain such approvals could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in China's regulation of information technology business and companies, including limitations on our ability to own key assets

The Chinese government extensively regulates the Internet industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the Internet industry. These Internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to Chinese government regulation of the Internet industry include the following:

      o uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, means that permits, licenses or operations at some of our companies may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us; and

      o certain Chinese governmental authorities have stated publicly that they are in the process of promulgating new laws and regulations that will regulate Internet activities. The areas of regulation may include online advertising, online news displaying, online audio-video program broadcasting and the provision of culture-related information over the Internet. Other aspects of our online operations may be regulated in the future. If our operations do not comply with these new regulations at the time they become effective, we could be subject to penalties.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China, including our business.

Adverse changes in economic and political policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business

Because a significant portion of our development operations are conducted in China, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China's economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn, could adversely affect our results of operations and financial condition.

Risks of owning our shares

There has been an extremely limited market for our shares and, therefore, it may be difficult for our shares to be sold at attractive prices, if at all

Our shares have experienced nominal trading volume over the past two years and there is no coverage of us by analysts or market makers. This may or may not affect the future performance of our shares. There can be no assurance that an active trading market for our shares will develop or that, if developed, will be sustained. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of any company. These broad market and industry fluctuations may result in the decline of the price of our shares, regardless of our operating performance.

The market price of our shares is expected to be volatile

If a market for our shares does develop, securities of OTC Bulletin Board companies are often volatile. Accordingly, the trading price of our shares may be subject to wide fluctuations. These broad market and industry fluctuations may result in the decline of the market price of our shares, regardless of our operating performance.

Also, the trading prices of technology stocks in general have experienced extreme price fluctuations. Any further negative change in the public's perception of the prospects of technology-based companies could further depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our shares regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, also may decrease the trading price of our shares. We expect that the market price of our shares will be affected by many factors, including:

      o     fluctuations in our financial results;

      o     the actions of our customers and competitors;

      o     other factors affecting the wealth management industry in general;

      o announcements of new products, product enhancements, technological innovations or new services by us or our competitors;

      o the operating and stock price performance of other companies that investors may deem comparable;

      o     news reports relating to trends in our markets;

      o     changes in financial estimates by securities analysts;

      o     additions or departures of key personnel; and

      o volume of trading of our shares on the OTC Bulletin Board or other exchanges on which our shares may, in the future, be traded.

Future sales of our shares in the public market could negatively affect our stock price

If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of March 27, 2007, we had 10 million shares outstanding. Although 7,375,000 of our shares constitute restricted securities under the Securities Act, after a year, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot give any assurance that financing will be available in amounts or on terms acceptable to us, if at all.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table shows the positions held by our board of directors and executive officers and their ages as of March 27, 2007.

Name                            Age         Position
--------------------------------------------------------------------------------
Kelly Jay Michael Tallas        36          President, Chief Executive Officer
                                            and Chairman of the Board of
                                            WealthCraft Holdings and its
                                            subsidiaries

Curtis Hulleman                 35          Chief Information Officer and
                                            Director of WealthCraft Holdings and
                                            its subsidiaries

Xiao Zhen Li                    32          Chief Financial Officer of
                                            WealthCraft Holdings and its
                                            Subsidiaries

Mr. Tallas co-founded WealthCraft HK and has served as President, Chief Executive Officer and Chairman of the Board of WealthCraft HK and WealthCraft SZ since August 2003. From April 2000 until July 2004, Mr. Tallas served as head of information technology at Morningstar Asia, a provider of mutual fund research and ratings, where he led a team to build Morningstar Asia's business and technical infrastructure in Greater China, pioneering the development of one of Asia's first financial xml web services-based product suite. Mr. Tallas has over fourteen years experience in financial information technology and Asian business expertise. Prior to joining Morningstar Asia, Mr. Tallas had 10 years of experience as an entrepreneur. He co-founded InterconX Communications, which provided consulting services to a broad range of customers including HSBC Bank Canada where he managed the Canada-wide systems consolidation and implementation at HSBC Securities. Mr. Tallas holds a Bachelor of Commerce degree at the University of Calgary and is fluent in Mandarin Chinese.

Mr. Hulleman co-founded WealthCraft HK and has served as Chief Information Officer and a director of WealthCraft HK and WealthCraft SZ since November 2003. From November 1999 until October 2003, Mr. Hulleman served as a project manager of Moonrich Solutions Limited, a subsidiary of Crown Worldwide Holdings, a logistics company responsible for design, documentation and implementation of financial computer systems. At Moonrich Solutions, he designed and implemented twelve financial systems, replacing a mix of legacy operational systems, handling a variety of invoicing, costing, accrual-calculating, expense management and insurance functions. Prior to joining Crown, Mr. Hulleman worked in sales, marketing and operations roles, in the logistics and retail industries. Mr. Hulleman holds a MBA from the Richard Ivey School of Business in Toronto, Ontario, Canada.

Ms. Li has served as Chief Financial Officer of WealthCraft HK and its subsidiaries since September 1, 2006. From October, 2004 to August, 2006, Ms. Li served as Asia Region Financial Controller of AD Electronics, an electronics manufacturer. From July 2000 through January 2003, Ms. Li served as Chief Financial Officer and assistant to the General Manager of Dahing Car Centre, an automotive related company. Ms. Li has over eleven years accounting related experience in various industries, seven years as a financial manager and/or other senior positions. Ms. Li holds a MBA degree in Finance from Coventry University, an EMBA degree in Decision Making from US East & West University and a bachelor degree in Accounting from Jinan University. Ms. Li has a CA designation, will complete the ACCA in 2007, and is fluent in English, Cantonese, Mandarin and Mingnan dialects.

Directors are elected annually and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. Officers are appointed to their positions, and continue in such positions, at the discretion of the directors.

Committees of the Board

The Board of Directors is the acting Audit Committee. Our Board of Directors has determined that there is no person on our Board of Directors who qualifies as an audit committee financial expert as that term is defined by applicable Securities and Exchange Commission rules. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert.

Director Compensation

There are no special fees, contracts entered into, or payments made in consideration of any director's service as a director.

Indebtedness of Executive Officers and Directors

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

During the past five years, none of our executive officers, directors, promoters or control persons have been involved in a legal proceeding material to an evaluation of the ability or integrity of such person.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. These persons are required by SEC regulations to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended December 31, 2006, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a Code of Ethics for our Principal Executive Officer and our Senior Financial Officers. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

----------------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
   Name and Principal       Year    Salary (1)       Bonuses        Option Grants        All Other              Total
        Position                        ($)            ($)               ($)         Compensation (2)            ($)
                                                                                            ($)
----------------------------------------------------------------------------------------------------------------------------
          (a)               (b)         (c)            (d)               (e)                (f)                  (g)
----------------------------------------------------------------------------------------------------------------------------
Kelly J. Michael          2006     $45,000                                                                     $45,000
Tallas, President,        2005
Chief Executive Officer
and Chairman of the
Board of WealthCraft
Holdings and its
subsidiaries
----------------------------------------------------------------------------------------------------------------------------
Curtis Hulleman, Chief    2006     $45,000                                                $2,894               $47,894
Information Officer and   2005
Director of WealthCraft
Holdings and its
subsidiaries
----------------------------------------------------------------------------------------------------------------------------
Xiao Zhen Li, Chief       2006     $10,030                                                                     $10,030
Financial Officer)        2005
----------------------------------------------------------------------------------------------------------------------------

(1)   Salary represents base salary earned in 2006 and 2005.
(2)   The named executive officers' other compensation included the following:

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2007 by:

            o each person known by us to be the beneficial owner of more than 5% of WealthCraft Holdings' outstanding shares of common stock;

            o     each of our officers and directors; and

            o     all of our officers and directors as a group.

      Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                            Amount and
                                                                             Nature of
                                                                            Beneficial              Percent of
Name and Address of Beneficial Owner(1)                                    Ownership (2)               Class
---------------------------------------                                    -------------               -----
Kelly Jay Michael Tallas                                                     3,649,488                 36.49%

Curtis Hulleman                                                              2,209,920                 22.10%
James Neil Aitken
No. 30, Block 2                                                                682,866                  6.83%
140 Pokfulam Road,
Pokfulam, Hong Kong SAR

All directors and executive officers as a group (3 individuals)              5,859,408                 58.59%

(1) Unless otherwise indicated, the business address of each of the foregoing is Unit A, 9/F On Hing Building 1 On Hing Terrace, Central Hong Kong SAR

(2) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be

Equity Compensation Plan Information

We do not currently maintain any equity compensation plans

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 9, 2006, WealthCraft HK issued 5,270,239 and 3,191,702 ordinary shares to Messrs. Tallas and Hulleman, respectively. No consideration was paid by Messrs. Tallas or Hulleman in connection with the issuance of these shares and no consideration was contemplated as they were issued as part of a recapitalization of WealthCraft HK completed in connection with capital raising activities. However, the stated capital of the shares of WealthCraft HK at the time of issuance was HK$3.87 per share. Accordingly, WealthCraft HK has booked a subscription receivable equal to the value of the shares issued. Because no consideration was to be paid in connection with this issuance, WealthCraft HK intends to file a court proceeding in Hong Kong to change the stated capital of WealthCraft HK to nominal par value. WealthCraft Holdings believes the proceeding to be a formality which, if successful, will result in the removal of the subscription receivable from WealthCraft Holdings' books.

Messrs. Tallas, Hulleman and James Aitken have made loans to WealthCraft HK for working capital purposes. As of December 31, 2006 WealthCraft HK owned Messrs. Tallas, Hulleman and Aitken $181,050, $90,791 and $97,736, respectively. The loans are evidenced by non-interest bearing promissory notes which are payable on August 1, 2008.

ITEM 13. EXHIBITS

Exhibit
Number                              Description of Document

3.1            Articles of Incorporation of WealthCraft Systems Inc. (1)

3.2            Articles of Merger with Agreement and Plan of Merger (2)

3.3            By-Laws of WealthCraft Systems Inc. (1)

10.1 Employment Contract by and between Kelly Jay Michael Tallas and WealthCraft Systems Limited dated October 1, 2006 (3)

10.2 Employment Contract by and between Curtis Cornelius Hulleman and WealthCraft Systems Limited dated July 1, 2005 (3)

10.3 Labor Contract of Shenzhen Special Economic Zone by and between WealthCraft Systems (Shenzhen) Limited and Jenny Li dated August 30, 2006 (3)

10.4 Form of Agreement between Gold Talent Enterprises Limited, Legal Studion.com Limited and WealthCraft Systems Limited (3)

10.5 Form of Office Lease Contract between Shenzhen Anljan Investment Company Limited and WealthCraft Systems (Shenzhen) Limited (3)

10.6 Stock Purchase Agreement dated November 13, 2006 by and between WealthCraft Holdings and Serendipity Ventures Limited (3)

14.1           Code of Ethics *

21.1           Subsidiaries of Small Business Issuer*

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Chief Executive Officer's and Chief Financial Officer's Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

*     Filed herewith

(1) Filed as an exhibit to the Registrant's Form 10-SB filed on October 18, 2005 and incorporated herein by reference

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 19, 2006 and incorporated herein by reference

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 13, 2006 and incorporated herein by reference

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      The aggregate fees billed or expected to billed by Morgenstern, Svoboda & Baer, CPA, P.C. and Kyle L. Tingle, CPA, the registrant's former principal account, for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006 and 2005 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years were approximately $33,000 and $3,000, respectively.

Audit-Related Fees

      No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. or Kyle L. Tingle, CPA for audit-related services rendered for accounting consultations for the fiscal years ended December 31, 2006 and 2005.

Tax Fees

      No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. or Kyle L. Tingle, CPA for tax services rendered for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

      Neither Morgenstern, Svoboda & Baer, CPA, P.C. nor Kyle L. Tingle, CPA rendered any other services, other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the fiscal year ended December 31, 2006 or for the fiscal year ended December 31, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              WEALTHCRAFT SYSTEMS INC.


Date: March 30, 2007                          By: /s/ Kelly Jay Michael Tallas
                                                  ------------------------------
                                                  Kelly Jay Michael Tallas
                                                  Chief Executive Officer


                                              By: /s/ Xiao Zhen Li
                                                  ------------------------------
                                                  Xiao Zhen Li
                                                  Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelly Jay Michael Tallas       Chairman, Chief Executive Officer and President            March 30, 2007
--------------------------------   (principal executive officer)
Kelly Jay Michael Tallas


/s/ Xiao Zhen Li                   Chief Financial Officer                                    March 30, 2007
--------------------------------   (principal financial and accounting officer)
Xiao Zhen Li


/s/ Curtis Hulleman                Director                                                   March 30, 2007
--------------------------------
Curtis Hulleman

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                        1

Consolidated Balance Sheet                                                     2

Consolidated Statements of Operations                                          3

Consolidated Statements of Cash Flows                                          4

Consolidated Statements of Stockholders' Equity                                5

Notes to Consolidated Financial Statements                                     6

MORGENSTERN & COMPANY, CPAs, PC
CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: msbcpas@gmail.com

WealthCraft Systems, Inc
Unit A, 9/F
 On Hing Building
1 On Hing Terrace
Central, Hong Kong

We have audited the accompanying consolidated balance sheet of WealthCraft Systems, Inc as of December 31, 2006 and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WealthCraft Systems, Inc and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ MORGENSTERN, SVOBODA & BAER, CPAs, PC

New York, New York
March 19, 2007

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

                                                          ASSETS

Current Assets
               Cash and cash equivalents                                            $   729,762
               Accounts receivable                                                       53,589
               Deposit and other assets                                                 266,061
                                                                                    -----------
                       Total Current Assets                                           1,049,412
                                                                                    -----------

Property & equipment, net                                                                95,232
                                                                                    -----------

Intangible asset, net                                                                   196,939
                                                                                    -----------

                       Total Asset                                                  $ 1,341,583
                                                                                    ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
               Accounts payable and accrued expenses                                $   212,505
               Deferred income                                                          205,275
               Loan from related parties                                                 33,444
               Current portion, note payable                                             20,676
                                                                                    -----------
                       Total Current Liabilities                                        471,900
                                                                                    -----------

Long Term Liabilities
               Shareholder loan payable                                                 369,577
               Note payable, net of current portion                                      15,269
                                                                                    -----------
                       Total Long Term  Liabilities                                     384,846
                                                                                    -----------

Stockholders' Equity
               Common stock, $.001 par value, 25,000,000
               shares authorized, 10,000,000, issued and outstanding                     10,000
               Additional paid in capital                                             2,011,119
               Subscription receivable                                                 (650,000)
               Other comprehensive loss                                                   2,943
               Accumulated deficit                                                     (889,225)
                                                                                    -----------
                       Total Stockholders' Equity                                       484,837
                                                                                    -----------

               Total Liabilities and Stockholders' Equity                           $ 1,341,583
                                                                                    ===========

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                2006            2005
                                                            -----------     -----------
Revenue                                                     $   744,324     $   342,336

Cost of revenue                                                 208,610         224,237
                                                            -----------     -----------
           Gross profit                                         535,714         118,099

General and administrative expenses                             910,741         426,577

                                                            -----------     -----------
           Loss from operations                                (375,027)       (308,478)
                                                            -----------     -----------

Other (Income) Expense
           Interest income                                       (2,931)            (74)
           Other income                                            (897)           (365)
           Interest expense                                       8,447               0

                                                            -----------     -----------
           Total Other (Income) Expense                           4,619            (439)
                                                            -----------     -----------

           Net loss                                            (379,646)       (308,039)

Other comprehensive loss
                Foreign currency translation gain (loss)          4,466          (1,287)
                                                            -----------     -----------

           Net Comprehensive Loss                           $  (375,180)    $  (309,326)
                                                            ===========     ===========

Basic and diluted weighted average shares outstanding         8,083,333       7,700,000
                                                            ===========     ===========

Basic and diluted loss per share                            $     (0.05)    $     (0.04)
                                                            ===========     ===========

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                2006            2005
                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Loss                                                        $  (379,646)    $  (308,039)
            Adjustments to reconcile net loss to net cash
               used in operating activities:
            Depreciation                                                         36,604          16,121
            (Increase) / decrease in current assets:
               Accounts receivables                                             54,391         (68,216)
               Deposit and other assets                                        (75,241)       (190,889)
               Increase / (decrease) in current liabilities:
               Accounts payable and accrued expenses                            122,841          76,595
               Deferred revenue                                                  52,795         152,527
                                                                            -----------     -----------
            Total Adjustments                                                   191,389         (13,862)
                                                                            -----------     -----------

            Net cash used in operating activities                              (188,257)       (321,901)
                                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Investment in intangible assets                                    (197,154)              0
            Purchase of property and equipment                                  (81,450)        (48,544)
                                                                            -----------     -----------

            Net cash used in investing activities                              (278,603)        (48,544)
                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
            Loan from shareholders                                                5,517         135,148
            Loan from related parties                                            33,480              --
            Payment on note payable                                             (15,625)             --
            Payment of convertible loan                                        (220,326)             --
            Proceeds from issuance of note payable                               32,298          19,290
            Proceeds from issuance of common stock                            1,347,436         220,069
                                                                            -----------     -----------

            Net cash provided by financing activities                         1,182,781         374,507
                                                                            -----------     -----------

            Effect of exchange rate changes on cash and cash equivalents          7,589             (32)

                                                                            -----------     -----------
            Net increase/(decrease) in cash and cash equivalents                723,510           4,030

            Cash and cash equivalents, beginning balance                          6,252           2,222
                                                                            -----------     -----------

            Cash and cash equivalents, ending balance                       $   729,762     $     6,252
                                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURES:

            Cash paid during the year for:

                 Income tax payments                                        $        --     $        --
                                                                            ===========     ===========

                 Interest payments                                          $     8,447     $        --
                                                                            ===========     ===========

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                              Capital Stock                Additional        Subscription
                                                        Shares             Amount        Paid in Capital      Receivable
                                                     -----------        -----------      ---------------     ------------
 Balance December 31, 2004                             7,700,000        $     7,700        $   361,494       $        --

Foreign currency translation loss                         (1,287)            (1,287)

Net loss                                                      --                 --                 --                --
                                                     -----------        -----------        -----------       -----------
 Balance December 31, 2005                             7,700,000              7,700            361,494                --

Recapitalization as result of reverse acquisition      1,925,000              1,925                 --                --

Sale of shares                                           375,000                375          1,649,625          (650,000)

Foreign currency translation loss                             --                 --                 --                --

Net loss                                                      --                 --                 --                --
                                                     -----------        -----------        -----------       -----------
 Balance December 31, 2006                            10,000,000        $    10,000        $ 2,011,119       $  (650,000)
                                                     ===========        ===========        ===========       ===========

                                                         Other                                  Total
                                                     Comprehensive                           Stockholders'
                                                          Loss        Accumulated Deficit  (Deficit) Equity
                                                     -------------    -------------------  ----------------
 Balance December 31, 2004                            $      (236)        $  (201,540)        $   167,418

Foreign currency translation loss

Net loss                                                       --            (308,039)           (308,039)
                                                      -----------         -----------         -----------
 Balance December 31, 2005                                 (1,523)           (509,579)           (141,908)

Recapitalization as result of reverse acquisition              --                  --               1,925

Sale of shares                                                 --                  --           1,000,000

Foreign currency translation loss                           4,466                  --               4,466

Net loss                                                       --            (379,646)           (379,646)
                                                      -----------         -----------         -----------
 Balance December 31, 2006                            $     2,943         $  (889,225)        $   484,837
                                                      ===========         ===========         ===========

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 1 - ORGANIZATION

      WealthCraft Systems, Inc, (formerly Parque La Quinta Estates) was organized October 29, 1992 under the laws of the State of Nevada. On November 13, 2006, WealthCraft Systems, Inc. ("WealthCraft") completed the transactions contemplated by that certain Exchange Agreement, dated as of October 19, 2006, by and among WealthCraft, certain shareholders of WealthCraft, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") and the shareholders of WealthCraft HK (the "Exchange Agreement"). Accordingly, WealthCraft acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft, which shares represented 70% of the issued and outstanding capital stock of WealthCraft after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft.

      WealthCraft Systems Limited ("WealthCraft HK") was incorporated under the laws in Hong Kong on August 1, 2003. On September 19, 2005, WealthCraft Systems (Shenzhen) Limited ("WealthCraft Shenzhen"), a private limited company, was organized under the laws of the People's Republic of China. WealthCraft Shenzhen is owned 100% by WealthCraft HK. When used in these notes, the terms "Company," "we," "our," or "us" mean WealthCraft Systems, Inc. and its wholly owned subsidiary WealthCraft HK, and its wholly owned subsidiary WealthCraft Shenzhen.

      The Company through its acquisition of WealthCraft HK is no longer considered a development stage company.

      WealthCraft, together with its subsidiaries, WealthCraft HK and WealthCraft Shenzhen, is an information technology company that designs, develops, markets and supports a flexible, scalable and secure technology platform for wealth management services for financial institutions, including investment advisory firms, securities brokerage firms, retail and private banks, mutual fund companies and insurance companies. Our focus is on the Asia market, primarily Hong Kong, Taiwan, Singapore and Mainland China, a market that currently lacks a comprehensive technology solution for servicing the growing wealth management industry. Because of a number of factors, including language and currency issues, existing products available in other parts of the world are not readily adaptable to the Asia market.

      WealthCraft offers financial institutions a complete, customized solution for their wealth management business. Our principal business solution, Advisor Workbench, which is implemented through our proprietary technology, gives financial professionals the tools and services required to develop and expand their wealth management business, including customer relationship management, financial planning, investment research, portfolio management and trade execution. This enables financial institutions to enhance customer loyalty, enhance financial advisor productivity, strengthen customer relationships and increase assets under management. We also offer an integrated back-office system providing order execution, order management and portfolio and commission management. The final product offering allows institutions to access the industry standard SWIFTnet funds transfer system thereby allowing automated mutual fund transactions which is generally manually performed in Asia.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Functional currency of WealthCraft HK and WealthCraft Shenzhen is the Hong Kong Dollar and Chinese Yuan, respectively; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

      Translation Adjustment

      As of December 31, 2006 and 2005, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY), respectively. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "SFAS 130" "Reporting Comprehensive Income" as a component of stockholders' equity.

      Use of Estimates

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of WealthCraft and its wholly owned subsidiary WealthCraft HK and its wholly owned subsidiary WealthCraft Shenzhen. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Contingencies

      Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

      If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

      Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

      Risks and Uncertainties

      The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

      Cash and Cash Equivalents

      Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      Accounts Receivable

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of December 31, 2006, management determined that all accounts receivable are collectible.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Deposits and other assets

      The Company has the following deposits and other assets as of December 31, 2006:

      Prepayments                                                 $ 59,609
      Contract deposits                                            180,518
      Rental Deposits                                               22,340
      Utilities deposit                                              1,629
      Other                                                          1,965
                                                                  --------
      Total                                                       $266,061
                                                                  ========

      Property, Plant & Equipment

      Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

               Equipment                             3 -5 years
               Computer Hardware and Software        3 -5 years

      As of December 31, 2006 Property, Plant and Equipment consisted of the following:

                                                                   2006
                                                                ---------
      Office Furniture and Equipment                            $   3,233
      Computer Hardware and Software                              137,998
                                                                ---------
                                                                  141,231

      Accumulated depreciation                                    (45,998)
                                                                ---------
      Total                                                     $  95,232
                                                                =========

      Depreciation expense was $36,604 and $16,121 for the years ended December 31, 2006, and 2005, respectively.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Fair Value of Financial Instruments

      Statement of Financial Accounting Standard No. 107 ("SFAS 107"), disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

      Revenue Recognition

      Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these arrangements, we generally allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

      We account for the licensing of software in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position
      (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence ("VSOE") of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, the fair value of which is recognized over the product's estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and deferred revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

      Revenue from licensing arrangements are accounted for as subscriptions, with billings recorded as deferred revenue and recognized as revenue ratably over the billing coverage period. Certain licensing arrangements include rights to receive future versions of software product on a when-and-if-available basis.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Software Development Costs

      Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed," requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time production costs are capitalized until the product is available for general release to customers. As of March 1, 2006, we established technological feasibility for AWB 2.0 but it is not yet available for general release and, accordingly, we have capitalized all development costs. As of December 31, 2006, $196,939 has been capitalized and will be amortized over their useful lives, generally two to three years from the general release date.

      Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs," establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products or after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our statements of operations.

      Basic and Diluted Earnings Per Share

      Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

      Advertising

      Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. We expense all advertising costs as incurred.

      Income Taxes

      The Company utilizes Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Research and Development Costs

      Research and development costs are accounted for in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs", and Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established.

      Statement of Cash Flows

      In accordance with Statement of Financial Accounting Standards No. 95 ("SFAS 95"), "Statement of Cash Flows," cash flow from our operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from our normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. We have a diversified customer base, most of which are primarily in Hong Kong, Taiwan, Singapore and Mainland China. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. We routinely assesse the financial strength of our customers and, based upon factors surrounding the credit risk, establishe an allowance, if required, for uncollectible accounts and, as a consequence, believe that our accounts receivable credit risk exposure beyond such allowance is limited.

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of December 31, 2006.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent accounting pronouncements

      In February 2006, FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

      In March 2006 FASB issued Statement of Financial Accounting Standards No. 156 "Accounting for Servicing of Financial Assets" ("SFAS 156"). This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

            1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

            2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

            3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

            4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

            5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements"("SFAS 157"). This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), an amendment of SFAS Nos. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

            a.    A brief description of the provisions of this Statement

            b.    The date that adoption is required

            c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

      The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109 (FIN
      48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. The Company's management is currently in the process of evaluating the expected effect of FIN 48 on its results of operations and financial position.

      Going Concern

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $1,086,379 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, and 2) continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Note 3 - COMMON STOCK

      On November 13, 2006 the Company's board of directors submitted to, and a majority of shareholders eligible to vote, approved the terms of a Share Exchange Agreement (see Note 4), pursuant to which the Company acquired all of the outstanding capital stock of WealthCraft HK in exchange for 7,000,000 shares of the Company's common stock (the "Transaction"). This issuance of the Company's common stock was intended to be exempt from registration under the Securities Act of 1933, as amended ("Securities Act").

      In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 5,075,000 shares of the Company's common stock resulting in 2,625,000 shares of common stock outstanding prior to the issuance of the above 7,000,000 shares.

      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 shall be paid from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 4 - SHARE EXCHANGE AGREEMENT

      On November 13, 2006, WealthCraft completed the transactions contemplated by the Exchange Agreement. Accordingly, WealthCraft acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft, which shares represented 70% of the issued and outstanding capital stock of WealthCraft after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft.

      As a result of the Exchange Agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

            (1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

            (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 5 - INCOME TAXES

      The Company is governed by the Income Tax Laws of Hong Kong (HK) and People's Republic of China (PRC). Pursuant to the HK Income Tax Laws, WealthCraft HK is subject to a tax rate of 17.5%.

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") WealthCraft Shenzhen is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. WealthCraft Shenzhen qualified as a new technology enterprise and under PRC Income Tax Laws. We are therefore subject to a preferential tax rate of 15%.

      Following is the reconciliation of income tax credit

      December 31, 2006                              H.K             PRC
                                                    -----           -----
      Provision for income and local tax              $0              $0
      U.S Statutory rates                             35%             35%
      Foreign income not recognized in U.S           -35%            -35%
      HK and PRC Income tax                            0%              0%

      December 31, 2005                              H.K             PRC
                                                    -----           -----
      Provision for income and local tax              $0              $0
      U.S Statutory rates                             35%             35%
      Foreign income not recognized in U.S           -35%            -35%
      HK and PRC Income tax                            0%              0%

Note 6- DEFERRED REVENUE

      Deferred revenue represents customer billings, paid either up-front or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of December 31, 2006, deferred income amounted to $205,275.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 7 - NOTES PAYABLE

      At December 31, 2006, the Company had notes payable in the aggregate amount of $35,945, payable as follows:

                           Description
      ------------------------------------------------
      Secured note payable to a bank in                            $25,744
      Hong Kong, interest at the rate of 4% per annum, due on January 24, 2008

      Secured note payable to a bank in                             10,201
      Hong Kong, interest at the rate of 6% per annum, due on January 24, 2008

      Total                                                         35,945
                                                                   -------
      Current portion                                              $20,676
                                                                   -------
      Long-term portion                                            $15,269
                                                                   =======

Note 8- RELATED PARTY LOAN TRANSACTIONS

      As of December 31, 2006, the Company had non-interest bearing, unsecured loans payable to shareholders of the Company amounting to $369,577. These loans are payable on August 1, 2008. [I DO NOT BELIEVE THIS IS CORRECT. WE CHANGED THE TERM OF THESE NOTES].

Note 9 - OTHER COMPREHENSIVE LOSS

      Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at December 31, 2006 is as follows:

                                                          Accumulated Other
                                                         Comprehensive Loss
                                                         ------------------

          Balance at December 31, 2005                        $ (1,523)
          Foreign currency loss                                  4,466
                                                              --------
          Balance at December 31, 2006                        $  2,943
                                                              ========

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

Note 10 - COMMITTMENTS

      The Company leases an office and plant facilities under operating leases which terminate on March 6, 2007 and July 31, 2009. Rental expense for these leases consisted of $78,122 for the year ended December 31, 2006. The Company has future minimum lease obligations as follows:

                    2007                      $ 94,330
                    2008                        88,608
                    2009                         5,722
                                              --------
                    Total                     $100,052

      The Company entered into a 'Master Distribution Agreement' with Standard & Poor's Fund Services Asia Ltd (S&P) under which S&P licensed the Company to use a number of products and services comprised of, among other things, data, information, and software. According to the terms of the agreement the Company will pay, in year 1 of the 3 year initial term, a monthly minimum guarantee of $15,000. In year 2 and 3 of the initial term the redemption program will apply. The redemption will be calculated on a monthly basis which can be redeemed in year 2 and year 3 to offset the minimum monthly guarantee. As of December 31, 2006 and 2005 the Company paid $0 and $181,080 respectively. The Company has not redeemed any minimum guarantee as of December 31, 2006 and 2005 as the redemption is based on end user's usage of B2C and B2B models.

Note 11 - CURRENT VULNERABILITY DUE TO RISK FACTORS

      Our operations are carried out in Hong Kong (HK) and the Peoples Republic of China (PRC). Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the HK and PRC, by the general state of the HK and PRC's economy. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 12 - STATUTORY COMMON WELFARE FUND

      In accordance with the laws and regulations of the PRC, after the payment of the PRC income taxes shall be allocated to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve is 5 to 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital. Statutory surplus reserves are to be utilized to offset prior years' losses, or to increase its share capital.

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2006, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.