Form 10QSB
period 2007-03-31
WEALTHCRAFT SYSTEMS INC.
filed 2007-05-15
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-51575

                            WEALTHCRAFT SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         88-0409165
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 Room 1005, 10th Floor, Universal Trade Centre, 3 Arbuthnot Road, Hong Kong, SAR
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 +852-3586-8234
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 14, 2007, there were 10,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

ITEM 1.
                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
PART I. Financial Information

   Item 1. Financial Statements

           Unaudited Consolidated Balance Sheet at March 31, 2007
           and December 31, 2006...........................................  2

           Unaudited Consolidated Statements of Operations
           for the three months ended March 31, 2007 and 2006..............  3

           Unaudited Consolidated Statements of Cash Flows
           for the three months ended March 31, 2007 and 2006..............  4

           Notes to Unaudited Consolidated Financial Statements............ 5-18

   Item 2. Management's Discussion and Analysis or Plan of Operation.......19-28

PART II. Other Information

   Item 3. Legal Proceedings............................................... 29

   Item 4. Unregistered Sales of Equity Securities and Use of Proceeds..... 29

   Item 5. Defaults Upon Senior Securities................................. 29

   Item 6. Submission of Matters to a Vote of Security Holders............. 29

   Item 7. Other Information............................................... 29

   Item 8. Exhibits........................................................ 30

   Signatures.............................................................. 31

   Certifications.......................................................... 32

      31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 2007

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2007

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets                               2

Unaudited Condensed Consolidated Statements of Operations                     3

Unaudited Condensed Consolidated Statements of Cash Flow                      4

Notes to Unaudited Condensed Consolidated Financial Statements                5

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                           ASSETS
                                           ------

                                                                                         March 31, 2007
                                                                                           (Unaudited)           December 31, 2006
                                                                                         --------------          -----------------
Current Assets
              Cash and cash equivalents                                                     $  268,277              $  729,762
              Accounts receivable                                                               96,999                  53,589
              Deposit and other assets                                                         277,198                 266,061
                                                                                            ----------              ----------
                      Total Current Assets                                                     642,474               1,049,412
                                                                                            ----------              ----------
Property & equipment, net                                                                      140,221                  95,232
                                                                                            ----------              ----------
Intangible asset, net                                                                          225,416                 196,939
                                                                                            ----------              ----------
                      Total Asset                                                           $1,008,111              $1,341,583
                                                                                            ==========              ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

Current Liabilities
              Accounts payable and accrued expenses                                         $  131,993              $  212,505
              Deferred income                                                                  128,303                 205,275
              Loan from related parties                                                         90,737                  33,444
              Current portion, note payable                                                     18,353                  20,676
                                                                                            ----------              ----------
                      Total Current Liabilities                                                369,386                 471,900
                                                                                            ----------              ----------
Long Term Liabilities
              Shareholder loan payable                                                         367,853                 369,577
              Note payable, net of current portion                                              12,461                  15,269
                                                                                            ----------              ----------
                      Total Long Term  Liabilities                                             380,314                 384,846
                                                                                            ----------              ----------
                      Total Liabilities                                                        749,700                 856,746
                                                                                            ----------              ----------
Stockholders' Equity
              Common stock, $.001 par value, 25,000,000
              shares authorized, 10,000,000, issued and outstanding                             10,000                  10,000
              Additional paid in capital                                                     2,028,272               2,011,119
              Subscription receivable                                                         (288,210)               (650,000)
              Other comprehensive loss                                                         (15,990)                  2,943
              Accumulated deficit                                                           (1,475,661)               (889,225)
                                                                                            ----------              ----------
                      Total Stockholders' Equity                                               258,411                 484,837
                                                                                            ----------              ----------
                            Total Liabilities and Stockholders' Equity                      $1,008,111              $1,341,583
                                                                                            ==========              ==========

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                                          2007            2006
                                                                                          ----            ----
Revenue                                                                               $   178,736     $    42,970

Cost of revenue                                                                           133,559           5,973
                                                                                      -----------     -----------
           Gross profit                                                                    45,177          36,997

General and administrative expenses                                                       632,344         203,853
                                                                                      -----------     -----------
           Loss from operations                                                          (587,167)       (166,856)
                                                                                      -----------     -----------
Other (Income) Expense
           Interest income                                                                   (627)            (84)
           Other income                                                                      (827)            519
           Interest expense                                                                   723             534
                                                                                      -----------     -----------
           Total Other (Income) Expense                                                      (731)            969
                                                                                      -----------     -----------
           Net loss                                                                      (586,436)       (167,825)

Other comprehensive loss
                Foreign currency translation gain (loss)                                  (18,933)              0
                                                                                      -----------     -----------
           Net Comprehensive Loss                                                     $  (605,369)    $  (167,825)
                                                                                      ===========     ===========
Basic and diluted weighted average shares outstanding                                   8,083,333       7,700,000
                                                                                      ===========     ===========
Basic and diluted loss per share                                                      $     (0.07)    $     (0.02)
                                                                                      ===========     ===========

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                                         2007            2006
                                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
          Net Loss                                                                    $(586,436)      $(167,825)
          Adjustments to reconcile net loss to net cash
              used in operating activities:
          Depreciation                                                                   10,342             226
          (Increase) / decrease in current assets:
             Accounts receivables                                                       (43,691)         73,759
             Deposit and other assets                                                   (12,387)            581
             Increase / (decrease) in current liabilities:
             Accounts payable and accrued expenses                                     (111,759)        (24,397)
             Deferred revenue                                                           (76,068)             --
                                                                                      ---------       ---------
          Total Adjustments                                                            (233,563)         50,169
                                                                                      ---------       ---------
          Net cash used in operating activities                                        (819,999)       (117,656)
                                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
          Investment in intangible assets                                               (29,416)              0
          Purchase of property and equipment                                            (49,659)         (7,679)
                                                                                      ---------       ---------
          Net cash used in investing activities                                         (79,075)         (7,679)
                                                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
          Loan from shareholders                                                             --          18,282
          Loan from related parties                                                      57,490         118,522
          Payment on note payable                                                        (4,966)             --
          Payment of convertible loan                                                        --              --
          Proceeds from issuance of note payable                                             --              --
          Proceeds from subscription receivable                                         361,790              --
          Proceeds from issuance of common stock                                             --              --
                                                                                      ---------       ---------
          Net cash provided by financing activities                                     414,314         136,804
                                                                                      ---------       ---------
          Effect of exchange rate changes on cash and cash equivalents                   23,275           1,627
                                                                                      ---------       ---------
          Net increase/(decrease) in cash and cash equivalents                         (461,485)         13,096
                                                                                      ---------       ---------
          Cash and cash equivalents, beginning balance                                  729,762           6,252
                                                                                      ---------       ---------
          Cash and cash equivalents, ending balance                                   $ 268,277       $  19,348
                                                                                      =========       =========
SUPPLEMENTAL DISCLOSURES:
          Cash paid during the year for:
               Income tax payments                                                    $      --       $      --
                                                                                      =========       =========
               Interest payments                                                      $     723       $     534
                                                                                      =========       =========

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - ORGANIZATION

      WealthCraft Systems, Inc, (formerly Parque La Quinta Estates) was organized October 29, 1992 under the laws of the State of Nevada. On November 13, 2006, WealthCraft Systems, Inc. ("WealthCraft") completed the transactions contemplated by that certain Exchange Agreement, dated as of October 19, 2006, by and among WealthCraft, certain shareholders of WealthCraft, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") and the shareholders of WealthCraft HK (the "Exchange Agreement"). Accordingly, WealthCraft acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft, which shares represent 70% of the issued and outstanding capital stock of WealthCraft after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft.

      WealthCraft Systems Limited ("WealthCraft HK") was incorporated under the laws in Hong Kong on August 1, 2003. On September 19, 2005, WealthCraft Systems (Shenzhen) Limited ("WealthCraft Shenzhen"), a private limited company was organized under the laws of the People's Republic of China. WealthCraft Shenzhen is owned 100% by WealthCraft HK. When used in these notes, the terms "Company," "we," "our," or "us" mean WealthCraft Systems, Inc. and its wholly owned subsidiary WealthCraft HK and its wholly owned subsidiary WealthCraft Shenzhen.

      The Company through its acquisition of WealthCraft HK is no longer considered a development stage company.

      WealthCraft, together with its subsidiary, WealthCraft HK, is an information technology company that designs, develops, markets and supports a flexible, scalable and secure technology platform for wealth management services for financial institutions, including investment advisory firms, securities brokerage firms, retail and private banks, mutual fund companies and insurance companies. Our focus is on the Asia market, primarily Hong Kong, Taiwan, Singapore and Mainland China, a market that currently lacks a comprehensive technology solution for servicing the growing wealth management industry. Because of a number of factors, including language and currency issues, existing products available in other parts of the world are not readily adaptable to the Asia market.

      WealthCraft offers financial institutions a complete, customized solution for their wealth management business. Our principal business solution, Advisor Workbench, which is implemented through its proprietary technology, gives financial professionals the tools and services required to develop and expand their wealth management business, including customer relationship management, financial planning, investment research, portfolio management and trade execution. This enables financial institutions to enhance customer loyalty, enhance financial advisor productivity, strengthen customer relationships and increase assets under management. We also offer an integrated back-office system providing order execution, order management and portfolio and commission management. The final product offering allows institutions to access the industry standard SWIFTnet funds transfer system thereby allowing automated mutual fund transactions which is generally manually performed in Asia.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by WealthCraft Systems, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three months are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

      Translation Adjustment

      As of March 31, 2007, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "SFAS 130" "Reporting Comprehensive Income" as a component of stockholders' equity.

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

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      Accounts Receivable

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of March 31, 2007, management determined that all accounts receivable are collectible.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Deposits and other assets

      The Company has the following deposits and other assets as of March 31, 2007:

      Prepayments               $ 50,817
      Contract deposits          179,676
      Rental Deposits             14,988
      Utilities deposit            1,621
      Other                       30,095
                                --------
      Total                     $277,198
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

               Equipment                             3 -5 years
               Computer Hardware and Software        3 -5 years

      As of March 31, 2007 Property, Plant and Equipment consisted of the following:

        Office Furniture and Equipment    $ 20,659
        Computer Hardware and Software     168,299
                                          --------
                                           188,958

        Accumulated depreciation           (48,737)
                                          --------
        Total                             $140,221
                                          ========

      Depreciation expense was $10,342 and $226 for the three months ended March 31, 2007, and 2006, respectively.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position
      (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence
      (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, the fair value of which is recognized over the product's estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and deferred revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

      Revenue from licensing arrangements are accounted for as subscriptions, with billings recorded as deferred revenue and recognized as revenue ratably over the billing coverage period. Certain licensing arrangements include rights to receive future versions of software product on a when-and-if-available basis.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Software Development Costs

      Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed," requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time production costs are capitalized until the product is available for general release to customers. As of March 1, 2006, we established technological feasibility for AWB 2.0 but it is not yet available for general release and, accordingly, we have capitalized all development costs. As of March 31, 2007, $225,416 has been capitalized and will be amortized over their useful life, generally two to three years from the general release date.

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

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Research and Development Costs

      Research and development costs are accounted for in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards No. 2 ("SFAS 2), `Accounting for Research and Development Costs', and Statement of Financial Accounting Standards No. 86 ("SFAS 86"), `Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed'. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established.

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

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from our normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. We have a diversified customer base, most of which are primarily in Hong Kong, Taiwan, Singapore and Mainland China. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of March 31, 2007.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent accounting pronouncements

      In February 2006, FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

      In March 2006 FASB issued Statement of Financial Accounting Standards No. 156 `Accounting for Servicing of Financial Assets' ("SFAS 156"), this Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 `Fair Value Measurements'("SFAS 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans' ("SFAS 158"), an amendment of SFAS Nos. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

            a.    A brief description of the provisions of this Statement

            b.    The date that adoption is required

            c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

      The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

      Going Concern

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $1,475,661 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments, 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Note 3 - COMMON STOCK

      On November 13, 2006 the Board of directors submitted to, and a majority of shareholders eligible to vote, approved a proposal that pursuant to the terms of a Share Exchange Agreement (see Note 4), the Company acquired all of the outstanding capital stock of WealthCraft HK in exchange for 7,000,000 shares of the Company's common stock. This issuance of the Company's common stock is intended to be exempt from registration under the Securities Act of 1933, as amended ("Securities Act").

      In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 5,075,000 shares of the Company's common stock resulting in 2,625,000 shares of common stock outstanding prior to the issuance of the above 7,000,000 shares.

      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 shall be paid from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company. As of March 31, 2007 the outstanding balance is $288,210.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - SHARE EXCHANGE AGREEMENT

      On November 13, 2006, WealthCraft Systems Inc. ("WealthCraft") completed the transactions contemplated by that certain Exchange Agreement, dated as of October 19, 2006, by and among WealthCraft, certain shareholders of WealthCraft, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") and the shareholders of WealthCraft HK (the "Exchange Agreement"). Accordingly, WealthCraft acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft, which shares represent 70% of the issued and outstanding capital stock of WealthCraft after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft.

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

Note 5 - INCOME TAXES

      The Company is governed by the Income Tax Laws of Hong Kong (HK) and Peoples Republic of China (PRC). Pursuant to the HK Income Tax Laws, WealthCraft HK is subject to a tax rate of 17.5%.

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") WealthCraft Shenzhen is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. We qualified as a new technology enterprise and under PRC Income Tax Laws; we are therefore subject to a preferential tax rate of 15%.

      Following is the reconciliation of income tax credit

      March 31, 2007                          H.K         PRC
                                              ---         ---
      Provision for income and local tax      $ 0         $ 0

      U.S Statutory rates                      34%        34%

      Foreign income not recognized in U.S    -34%       -34%

      HK and PRC Income tax                     0%         0%

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6- DEFERRED REVENUE

      Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of March 31, 2007, deferred income amounted to $128,303.

Note 7 - NOTES PAYABLE

      At March 31, 2007, the Company had notes payable in the aggregate amount of $30,814, payable as follows:

                       Description
      ------------------------------------------------
      Secured note payable to a bank in                              $23,096
      Hong Kong, interest at the rate of 4% per annum, due on January 24, 2008

      Secured note payable to a bank in                                7,718
      Hong Kong, interest at the rate of 6% per annum,
      due on January 24, 2008
                                                                     -------
      Total                                                           30,814
                                                                     -------
      Current portion                                                $18,353
                                                                     -------
      Long-term portion                                              $12,461
                                                                     =======

Note 8- RELATED PARTY LOAN TRANSACTIONS

      As of March 31, 2007, the Company had a non-interest bearing, unsecured loan payable to shareholders of the Company amounting to $367,853. These loans are payable on demand.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 9 - OTHER COMPREHENSIVE LOSS

      Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at March 31, 2007 is as follows:

                                           Accumulated Other
                                          Comprehensive Loss
                                          ==================
      Balance at December 31, 2006                  $  2,943
      Foreign currency loss                          (18,933)
                                          ------------------
      Balance at March 31, 2007                     $(15,990)
                                          ==================

Note 10 - COMMITTMENTS

      The Company leases an office and plant facilities under operating leases which terminate on March 6, 2007 and July 31, 2009. Rental expense for these leases consisted of $30,334 for the three months ended March 31, 2007. The Company has future minimum lease obligations as follows:

      2008          $133,945
      2009            88,890
      2010            29,630
                    --------
      Total         $163,575
                    --------

      The Company entered into a 'Master Distribution Agreement' with Standard & Poor's Fund Services Asia Ltd (S&P). Whereas S&P has developed or is licensed to distribute a number of products and services comprised of, among other things, data, information, and software, and desire to make such products and services available to the Company for Licensee's use. According to the terms of the agreement the Company will pay, in year 1 of the 3 year initial term, a monthly minimum guarantee of $15,000. In year 2 and 3 of the initial term the redemption program will apply. The redemption will be calculated on a monthly basis which can be redeemed in year 2 and year 3 to offset the minimum monthly guarantee. The Company has not redeemed any minimum guarantee as of March 31, 2007 as the redemption is based on end user's usage of B2C and B2B models.

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

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Special Note Regarding Forward Looking Statements

      This Quarterly Report on Form 10-QSB contains statements relating to future results of WealthCraft Systems Inc. ("WealthCraft Holdings") (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which we have made significant investments, slower than anticipated penetration into the wealth management market; changes in products requirements resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products; general economic and industry conditions; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; and other risks and uncertainties as are detailed from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-QSB, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

      The following presentation of management's discussion and analysis and plan of operation for WealthCraft Systems Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of WealthCraft Systems Inc. for the years ended December 31, 2006 and 2005. In this report, unless the context otherwise requires, references to WealthCraft, the "Company", "we", "us" or "our" include WealthCraft Holdings and its subsidiaries, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK"), and WealthCraft Systems (Shenzhen) Limited, a China company and wholly-owned subsidiary of WealthCraft HK ("WealthCraft SZ"), and references to our business mean the combined businesses of WealthCraft Holdings, WealthCraft HK and WealthCraft Shenzhen.

      WealthCraft Systems Inc. was incorporated on October 29, 1992 under the laws of the State of Nevada under the name Parque La Quinta Estates. From February 1, 1993 until November 13, 2006, Parque La Quinta was inactive and was a so-called "shell" company. On October 16, 2006 Parque La Quinta Estate's corporate name was changed to WealthCraft Systems Inc.

      On November 13, 2006, WealthCraft Holdings completed the transactions contemplated by a certain Exchange Agreement, dated as of October 19, 2006, by and among WealthCraft Holdings, certain shareholders of WealthCraft Holdings, WealthCraft HK and the shareholders of WealthCraft HK (the "Exchange Agreement"). Accordingly, WealthCraft Holdings acquired all of the issued and outstanding shares of stock of WealthCraft HK in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft Holdings, which shares represented 70% of the issued and outstanding capital stock of WealthCraft Holdings after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft Holdings.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

      The following table presents the statement of operations for the three months ended March 31, 2007 as compared to the comparable period of the three months ended March 31, 2006. The discussion following the table is based on these results.

                                                        2007          2006
                                                        ----          ----

        Net Revenue                                  $ 178,736     $  42,970

        Cost of sales                                  133,559         5,973
                                                     ---------     ---------
                Gross profit                            45,177        36,997

        General and administrative expenses            632,344       203,853
                                                     ---------     ---------
                Income from operations                (587,167)     (166,856)
                                                     ---------     ---------
        Other (Income) Expense
                Interest income                           (627)          (84)
                Other income                              (827)          519
                Interest expense                           723           534
                                                     ---------     ---------
                Total Other Income                        (731)          969
                                                     ---------     ---------
        Net income                                   $(586,436)    $(167,825)
                                                     =========     =========

Net revenue

      Net revenue for the three months ended March 31, 2007 totaled $178,736 compared to $42,970 for the three months ended March 31, 2006, an increase of $135,766, or approximately 316%. The increase was due to the additional interest and demand for our services and products from existing customers. Professional services revenue for customization of our products increased by $73,109, or 400%, during the three month period in 2007 compared to 2006. Data Services revenue of $34,119 was recognized in the current period, which was a 100% increase over 2006 when we were not providing these services. Software License income also increased by $28,538, or 117%, compared to the $24,394 in the three months ended March 31, 2006.

Cost of Sales

      Cost of sales for the three months ended March 31, 2007 totaled $133,559, or 74.7% of net revenue, compared to $5,973, or approximately 13.9% of net revenue, for the three months ended March 31, 2006, an increase of $127,586, or approximately 2,136%. The increase in dollars and percentage was due to an increase in net revenue for the three months ended March 31, 2007 and in the number of employees that were hired since March 31, 2006 to meet our increased sales level. Our sales mix moved to a higher percentage of revenue generated from Professional Services during the quarter ended March 31, 2007 which also increased the percentage and dollar amount as this segment of our business is operated with a higher cost of sales and thus a lower gross profit margin.

Operating Expense

      General and administrative expenses for the three months ended March 31, 2007 totaled $632,344, or approximately 353.8% of net revenue, compared to $203,853, or approximately 474.4% of net revenue, for the three months ended March 31, 2006, an increase of $428,491, or approximately 210%. The increases in general and administrative expenses were primarily due to the increase in costs associated with being a public company. These expenses were $393,950, an increase of 100% over the comparable period in 2006.

Income (Loss) from Operations

      Income (loss) from operations for the three months ended March 31, 2007 totaled $(587,167), or approximately 328.5% of net revenue, compared to $(166,856), or approximately 388.3% of net revenue, for the three months ended March 31, 2006, a decrease of $420,311, or approximately 251.9%. The decrease in income from operations was primarily due to the increase in costs associated with being a public company and also due to the number of employees hired since March 31, 2006.

Net Income

      Net income (loss) for the three months ended March 31, 2007 totaled $(586,436) compared to $(167,825) for the three months ended March 31, 2006, a decrease of $418,611 or approximately 249.4%. The decrease in net income was primarily due to the reasons as described above: higher percentage of our revenue being generated from Professional Services which has a lower gross profit margin, the hiring of additional employees to adequately manage the growth of our business and the costs associated with being a public company.

Liquidity and Capital Resources

      Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $268,277 at March 31, 2007 and current assets totalled $642,474 at March 31, 2007. The Company's total current liabilities were $369,386 at March 31, 2007. Working capital at March 31, 2007 was $273,088. During the three months ended March 31, 2007, net cash used in operating activities was $819,998.

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

Capital expenditures

      Total capital expenditures during the three months ended March 31, 2007 and 2006 were $79,075 and $7,679, respectively, for the purchase of fixed assets and intangible assets.

Working Capital Requirements

      Historically operations, short term financing and the sale of our stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Risk Factors

      Owning our shares contains a number of risks. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our shares could decline, and an investor may lose all or a part of the money paid to buy our shares.

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

Since China does not have a well developed, comprehensive system of laws, it may be difficult for us to protect or enforce our legal rights

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of May 14, 2007, we had 10 million shares outstanding. Although 7,375,000 of our shares constitute restricted securities under the Securities Act, after a year, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

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

                                     PART II

                                OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS.

      Neither WealthCraft Holdings, nor its subsidiaries, is involved in any legal proceeding which may have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened, which may have a significant effect on our business, financial position, results of operations or liquidity.

ITEM 4. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 5. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 7. OTHER INFORMATION.

      None.

ITEM 8. EXHIBITS

Exhibits:

31.1+ Chief Executive Officer's Certificate, pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.

31.2+ Chief Financial Officer's Certificate, pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.

32.1+ Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    WEALTHCRAFT SYSTEMS INC.
                                                    (Registrant)


Date: May 15, 2007                                  /s/ Kelly Jay Michael Tallas
      ------------                                  ----------------------------
                                                    Kelly Jay Michael Tallas
                                                    Chief Executive Officer


Date: May 15, 2007                                  /s/ Xiao Zhen Li
      ------------                                  ----------------------------
                                                    Xiao Zhen Li
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.