Form 10QSB
period 2007-06-30
WEALTHCRAFT SYSTEMS INC.
filed 2007-08-14
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

     Unit A, 9/F On Hing Building, No. 1 On Hing Terrace, Central Hong Kong
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                +[852] 3586-8233
                                ----------------
                           (Issuer's telephone number)

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

As of August 13, 2007, there were 11,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  Financial Information

   Item 1.  Financial Statements

            Unaudited Condensed Consolidated Balance Sheets at June 30, 2007
            and June 30, 2006...............................................  2

            Unaudited Condensed Consolidated Statements of Operations
            for the three and six months ended June 30, 2007 and 2006.......  3

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 2007 and 2006.................  4

            Notes to Unaudited Condensed Consolidated Financial Statements..  5

   Item 2.  Management's Discussion and Analysis or Plan of Operation....... 16

   Item 3.  Controls and Procedures......................................... 26

PART II. Other Information

   Item 1.  Legal Proceedings............................................... 27

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..... 27

   Item 3.  Defaults Upon Senior Securities................................. 27

   Item 4.  Submission of Matters to a Vote of Security Holders............. 27

   Item 5.  Other Information............................................... 27

   Item 6.  Exhibits ....................................................... 28

   Signatures............................................................... 29

   Certifications........................................................... 31

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  JUNE 30, 2007

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                  JUNE 30, 2007

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets                                2

Unaudited Condensed Consolidated Statements of Operations                      3

Unaudited Condensed Consolidated Statements of Cash Flow                       4

Notes to Unaudited Condensed Consolidated Financial Statements                 5

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                    June 30, 2007
                                                                     (Unaudited)    December 31, 2006
                                                                    -------------   -----------------
Current Assets

          Cash and cash equivalents                                  $   157,800       $   729,762
          Accounts receivable                                            330,505            53,589
          Deposit and other assets                                           131           266,061
                                                                     -----------       -----------
                  Total Current Assets                                   488,436         1,049,412
                                                                     -----------       -----------

Property & equipment, net                                                126,723            95,232
                                                                     -----------       -----------

Intangible asset, net                                                    253,255           196,939
                                                                     -----------       -----------

                  Total Assets                                       $   868,414       $ 1,341,583
                                                                     ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

          Accounts payable and accrued expenses                      $   240,230       $   212,505
          Deferred income                                                200,048           205,275
          Loan from related parties                                       76,327            33,444
          Current portion, note payable                                   16,059            20,676
                                                                     -----------       -----------
                  Total Current Liabilities                              532,664           471,900
                                                                     -----------       -----------

Long Term Liabilities

          Shareholder loan payable                                       367,882           369,577
          Note payable, net of current portion                             9,673            15,269
                                                                     -----------       -----------
                  Total Long Term  Liabilities                           377,555           384,846
                                                                     -----------       -----------

                  Total Liabilities                                      910,219           856,746
                                                                     -----------       -----------

Stockholders' Equity (Deficit)

          Common stock, $.001 par value, 25,000,000
          shares authorized, 11,000,000 and 10,000,000,
          issued and outstanding, respectively                            11,000            10,000
          Additional paid in capital                                   7,027,352         2,011,119
          Subscription receivable                                       (242,696)         (650,000)
          Other comprehensive loss                                       (22,775)            2,943
          Accumulated deficit                                         (6,814,686)         (889,225)
                                                                     -----------       -----------
                  Total Stockholders' Equity (Deficit)                   (41,804)          484,837
                                                                     -----------       -----------

          Total Liabilities and Stockholders' Equity (Deficit)       $   868,414       $ 1,341,583
                                                                     ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Month Periods Ended             Six Month Periods Ended
                                                             June 30, 2007      June 30, 2006      June 30, 2007      June 30, 2006
                                                             -------------      -------------      -------------      -------------
Revenue                                                      $    171,657       $    345,750       $    350,393       $    388,720

Cost of revenue                                                   173,495             89,452            307,054             95,425
                                                             ------------       ------------       ------------       ------------
            Gross profit                                           (1,838)           256,298             43,339            293,295

General and administrative expenses                             5,341,487            213,734          5,973,831            417,587
                                                             ------------       ------------       ------------       ------------
            Loss from operations                               (5,343,325)            42,564         (5,930,492)          (124,292)
                                                             ------------       ------------       ------------       ------------

Other (Income) Expense

            Interest income                                        (2,545)              (292)            (3,172)              (376)
            Other income                                           (2,354)              (519)            (3,181)                --
            Interest expense                                          599                878              1,322              1,412
                                                             ------------       ------------       ------------       ------------
            Total Other (Income) Expense                           (4,300)                67             (5,031)             1,036
                                                             ------------       ------------       ------------       ------------

            Net income (loss)                                  (5,339,025)            42,497         (5,925,461)          (125,328)

Other comprehensive loss

                 Foreign currency translation gain (loss)          (6,785)             2,236            (25,718)             2,236
                                                             ------------       ------------       ------------       ------------

            Net Comprehensive Income (Loss)                  $ (5,345,810)      $     44,733       $ (5,951,179)      $   (123,092)
                                                             ============       ============       ============       ============

Basic and diluted weighted average shares outstanding          11,000,000          7,700,000         10,333,333          7,700,000
                                                             ============       ============       ============       ============

Basic and diluted loss per share                             $      (0.49)      $       0.01       $      (0.57)      $      (0.02)
                                                             ============       ============       ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                                  2007              2006
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Loss                                                          $(5,925,461)      $  (125,328)
            Adjustments to reconcile net loss to net cash
               provided by (used in) operating activities:
            Depreciation                                                           15,415            15,558
            Issuance of shares for compensation                                 5,000,000
            (Increase) / decrease in current assets:
               Accounts receivables                                              (276,924)         (168,725)
               Deposit and other assets                                           264,482                --
               Increase / (decrease) in current liabilities:
               Accounts payable and accrued expenses                               28,727           240,419
               Deferred revenue                                                    (4,282)           56,286
                                                                              -----------       -----------
            Total Adjustments                                                   5,027,419           143,538
                                                                              -----------       -----------

            Net cash provided by (used in) operating activities                  (898,042)           18,210
                                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

            Investment in intangible assets                                       (57,170)               --
            Purchase of property and equipment                                    (53,543)          (43,417)
                                                                              -----------       -----------

            Net cash used in investing activities                                (110,713)          (43,417)
                                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

            Loan from shareholders                                                 43,365            18,416
            Payments on bank loan                                                 (10,039)           (6,015)
            Proceeds from issuance of bank loan                                        --            32,343
            Collection on subscription receivable                                 407,304                --
            Proceeds from issuance of Capital                                          --            24,040
                                                                              -----------       -----------

            Net cash provided by financing activities                             440,630            68,784
                                                                              -----------       -----------

            Effect of exchange rate changes on cash and cash equivalents           (3,836)             (163)
                                                                              -----------       -----------
            Net increase/(decrease) in cash and cash equivalents                 (571,962)           43,414

            Cash and cash equivalents, beginning balance                          729,762             6,253
                                                                              -----------       -----------

            Cash and cash equivalents, ending balance                         $   157,800       $    49,667
                                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURES:

            Cash paid during the year for:

                 Income tax payments                                          $        --       $        --
                                                                              ===========       ===========

                 Interest payments                                            $     1,322       $     1,412
                                                                              ===========       ===========

            Non cash transactions:

            Issuance of shares for compensation                               $ 5,000,000       $        --
                                                                              ===========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

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

      WealthCraft Systems Limited ("WealthCraft HK") was incorporated under the laws in Hong Kong on August 1, 2003. On September 19, 2005, WealthCraft Systems (Shenzhen) Limited ("WealthCraft Shenzhen"), a private limited company was organized under the laws of the People's Republic of China. WealthCraft Shenzhen is owned 100% by WealthCraft HK. When used in these notes, the terms "Company," "we," "our," or "us" mean WealthCraft Systems, Inc., and its wholly owned subsidiary WealthCraft HK and its wholly owned subsidiary WealthCraft Shenzhen.

      The Company, through its acquisition of WealthCraft HK, is no longer considered a development stage company.

      WealthCraft, together with its subsidiary WealthCraft HK, is an information technology company that designs, develops, markets and supports a flexible, scalable and secure technology platform for wealth management services for financial institutions including investment advisory firms, securities brokerage firms, retail and private banks, mutual fund companies and insurance companies. Our focus is on the Asia market, primarily Hong Kong, Taiwan, Singapore and Mainland China, a market that currently lacks a comprehensive technology solution for servicing the growing wealth management industry. Because of a number of factors, including language and currency issues, existing products available in other parts of the world are not readily adaptable to the Asia market.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by WealthCraft Systems, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three and six months are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

      Translation Adjustment

      As of June 30, 2007, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "SFAS 130" "Reporting Comprehensive Income" as a component of stockholders' equity.

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

      Accounts Receivable

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of June 30, 2007, management determined that all accounts receivable are collectible.

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

               Equipment                             3 -5 years
               Computer Hardware and Software        3 -5 years

      As of June 30, 2007 Property, Plant and Equipment consisted of the following:

      Office Furniture and Equipment                            $  21,016
      Computer Hardware and Software                              172,000
                                                                ---------
                                                                  193,016

      Accumulated depreciation                                    (66,293)
                                                                ---------
      Total                                                     $ 126,723
                                                                =========

      Depreciation expense was $15,415 and $15,558 for the six months ended June 30, 2007, and 2006, respectively.

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

      Software Development Costs

      Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed," requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time production costs are capitalized until the product is available for general release to customers. As of March 1, 2006, we established technological feasibility for AWB 2.0 but it is not yet available for general release and, accordingly, we have capitalized all development costs. As of June 30, 2007, $253,255 has been capitalized and will be amortized over their useful life, generally two to three years from the general release date.

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

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of June 30, 2007.

      Recent accounting pronouncements

      In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

      In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

      In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

      Going Concern

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $6,814,686 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 shall be paid from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company. As of June 30, 2007 the outstanding balance is $262,696.

      On June 5, 2007, the Company awarded three officers and aggregate of 1,000,000 shares of common stock valued at $5.00 per share, or $5,000,000, based upon market price at the date of issuance, for services that were provided to the Company as compensation. The officers provided various services to the Company which included market research, strategic planning and to identify investment bankers.

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

      Following is the reconciliation of income tax credit

      6/30/2007                                           H.K         PRC
                                                         ----        ----
      Provision for income and local tax                 $  0        $  0

      U.S Statutory rates                                  34%         34%

      Foreign income not recognized in U.S                -34%        -34%

      HK and PRC Income tax                                 0%          0%

Note 6- DEFERRED REVENUE

      Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of June 30, 2007, deferred income amounted to $200,048.

Note 7 - NOTES PAYABLE

      At June 30, 2007, the Company had notes payable in the aggregate amount of $25,732, payable as follows:

                              Description
      ------------------------------------------------

      Secured note payable to a bank in                            $20,517
      Hong Kong, interest at the rate of 4% per annum, due on January 24, 2008

      Secured note payable to a bank in                              5,215
      Hong Kong, interest at the rate of 6% per annum,
      due on January 24, 2008
                                                                   -------
      Total                                                         25,732
                                                                   -------

      Current portion                                              $16,059
                                                                   -------

      Long-term portion                                              9,673
                                                                   =======

Note 8- RELATED PARTY LOAN TRANSACTIONS

      As of June 30, 2007, the Company had a non-interest bearing, unsecured loan payable to shareholders of the Company amounting to $372,882. These loans are payable on demand.

Note 9 - OTHER COMPREHENSIVE LOSS

      Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at June 30, 2007 is as follows:

                                                           Accumulated Other
                                                          Comprehensive Loss
                                                          ------------------

      Balance at December 31, 2006                           $      2,943
      Foreign currency loss                                       (25,718)
                                                             ------------
      Balance at June 30, 2007                               $    (22,775)
                                                             ============

Note 10 - COMMITTMENTS

      The Company leases an office and plant facilities under operating leases which terminate on July 31, 2009. Rental expense for these leases consisted of $63,947 for the six months ended June 30, 2007. The Company has future minimum lease obligations as follows:

          2008                                    $144,793
          2009                                     114,362
          2010                                       7,448
                                                  --------
          Total                                   $152,241
                                                  ========

      The Company entered into a `Master Distribution Agreement' with Standard & Poor's Fund Services Asia Ltd (S&P). Whereas S&P has developed or is licensed to distribute a number of products and services comprised of, among other things, data, information, and software, and desire to make such products and services available to the Company for Licensee's use. According to the terms of the agreement the Company will pay, in year 1 of the 3 year initial term, a monthly minimum guarantee of $15,000. In year 2 and 3 of the initial term the redemption program will apply. The redemption will be calculated on a monthly basis which can be redeemed in year 2 and year 3 to offset the minimum monthly guarantee. The Company has not redeemed any minimum guarantee as of June 30, 2007 as the redemption is based on end user's usage of B2C and B2B models.

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

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

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

Introduction

      The following presentation of management's discussion and plan of operation for WealthCraft Systems Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of WealthCraft Systems Inc. for the years ended December 31, 2006 and 2005. In this report, unless the context otherwise requires, references to WealthCraft, the "Company", "we", "us" or "our" include WealthCraft Holdings and its subsidiaries, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") WealthCraft Systems (Shenzhen) Limited, a China company and wholly-owned subsidiary of WealthCraft HK ("WealthCraft SZ"), and references to our business mean the combined businesses of WealthCraft Holdings, WealthCraft HK and WealthCraft Shenzhen.

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

Results of Operations for the six months ended June 30, 2007 and June 30, 2006

      The following table presents the statement of operations for the six months ended June 30, 2007 as compared to the comparable period of the six months ended June 30, 2006. The discussion following the table is based on these results.

                                                   2007            2006
                                               -----------     -----------

      Revenue, net                             $   350,393     $   388,720

      Cost of sales                                307,054          95,425
                                               -----------     -----------
               Gross profit                         43,339         293,295

      General and administrative expenses        5,973,831         417,587
                                               -----------     -----------

               Loss from operations             (5,930,492)       (124,292)
                                               -----------     -----------

      Other (Income) Expense
               Interest income                      (3,172)           (376)
               Other income                         (3,181)             --
               Interest expense                      1,322           1,412
                                               -----------     -----------
               Total Other (Income) Expense         (5,031)          1,036
                                               -----------     -----------

      Net Income (loss)                        $(5,925,461)    $  (125,328)
                                               ===========     ===========

Net revenue

      Net revenue for the six months ended June 30, 2007 totaled $350,393 compared to $388,720 for the six months ended June 30, 2006, a decrease of $38,327, or approximately 9.86%. Sales were relatively consistent, however we experienced a slight decrease in sales as two large projects were started in the end of the current period and will be completed over the remaining quarters of the current fiscal year.

Cost of Sales

      Cost of sales for the six months ended June 30, 2007 totaled $307,054, or 87.63% of net revenue, compared to $95,425, or approximately 24.55% of net revenue, for the six months ended June 30, 2006, an increase of $211,629, or approximately 223%. The increase in amount and percentage was due to an increase in wages based on the number of employees that have been hired since June 30, 2006. We have hired additional employees to expand our infrastructure based on our future sales forecasts and requirements for skilled labor. Wages of $126,976, or 60% of the increase, was attributable to increasing our development department. Approximately 40% of the increase was due to the costs of expanding our functional teams, including business analysis, testing, and project management.

Operating Expense

      General and administrative expenses for the six months ended June 30, 2007 totaled $5,973,831, or approximately 1,705% of net revenue, compared to $417,587, or approximately 107% of net revenue, for the six months ended June 30, 2006, an increase of $5,556,244, or approximately 1,331%. The increases in general and administrative expenses were primarily due to the following:

            Compensation - In June 2007 compensation of $5,000,000 was paid to three officers and employees of the Company in shares of our stock for their past and future services. This represented 1,695% of the increase.

            Public Company expenses - Due to becoming a publicly traded company in November 2006, our professional services and other related costs increased by approximately $467,800, or 8.42% of net revenue during the current period.

            Occupancy costs - Our occupancy costs increased $88,500 during the current period, or 1.58% of net revenue, due to expanding our offices in Shenzhen and Beijing, China and Hong Kong.

Income (Loss) from Operations

      Income (loss) from operations for the six months ended June 30, 2007 totaled $(5,930,492), or approximately 1,692.53% of net revenue, compared to $(124,292), or approximately 32% of net revenue, for the six months ended June 30, 2006, a decrease of $5,806,200, or approximately 4,671%. The increase in loss from operations was primarily due to the increase in costs associated with being a public company and the $5,000,000 of stock compensation recognized during the six months ended June 30, 2007. Without the one time $5,000,000 charge for stock compensation, our loss for the period would have been $(930,492).

Net Income

      Net income (loss) for the six months ended June 30, 2007 totaled $(5,925,461) compared to $(125,328) for the six months ended June 30, 2006, a decrease of $5,800,133, or approximately 4,628%. The increase in net loss was primarily due to the reasons as described above. Net income (loss) was impacted by a one time charge of $5,000,000 for stock compensation.

Results of Operations for the three months ended June 30, 2007 and June 30, 2006

The following table presents the statement of operations for the three months ended June 30, 2007 as compared to the comparable period of the three months ended June 30, 2006. The discussion following the table is based on these results.

                                                   2007            2006
                                               -----------     -----------

      Revenue, net                             $   171,657     $   345,750

      Cost of sales                                173,495          89,452
                                               -----------     -----------
               Gross profit                         (1,838)        256,298

      General and administrative expenses        5,341,487         213,734
                                               -----------     -----------

               Loss from operations             (5,343,325)         42,564
                                               -----------     -----------

      Other (Income) Expense

               Interest income                      (2,545)           (292)
               Other income                         (2,354)           (519)
               Interest expense                        599             878
                                               -----------     -----------
               Total Other (Income) Expense         (4,300)             67
                                               -----------     -----------

      Net Income (loss)                        $(5,339,025)    $    42,497
                                               ===========     ===========

Net revenue

      Net revenue for the three months ended June 30, 2007 totaled $171,657 compared to $345,750 for the three months ended June 30, 2006, a decrease of $174,093, or approximately 50%. The second quarter of 2006 was our first full quarter of sales of our products and as such we experienced high demand. However we have two large projects which were started at the end of the current period and will be completed over the remaining quarters of the current fiscal year.

Cost of Sales

      Cost of sales for the three months ended June 30, 2007 totaled $173,495, or 101% of net revenue, compared to $89,452, or approximately 26% of net revenue, for the three months ended June 30, 2006, an increase of $84,043, or approximately 94%. The increase in amount and percentage was due to an increase in wages based on the number of employees that have been hired since June 30, 2006. We have hired additional employees to expand our infrastructure based on our future sales forecasts and requirement for skilled labor. Approximately 60% of the increase was attributable to expanding our development department. Approximately 40% of the increase was due to the costs of expanding our functional teams, including business analysis, testing, and project management.

Operating Expense

      General and administrative expenses for the three months ended June 30, 2007 totaled $5,341,487, or approximately 3,112% of net revenue, compared to $213,734, or approximately 62% of net revenue, for the three months ended June 30, 2006, an increase of $5,127,753, or approximately 2,399%. The increases in general and administrative expenses were primarily due to the following:

            Compensation - In June 2007 compensation of $5,000,000 was paid to three officers and employees of the company,in shares of our stock for their past and future services. This represented 97.5% of the total increase.

            Public Company expenses - Due to becoming a publicly traded company in November 2006, our professional services and other related costs increased by approximately $73,771, or 1.4% of increase during the current period.

            Occupancy costs - Our occupancy costs increased $23,154 during the current period, or 0.5% of net increase, due to expanding our offices in Shenzhen and Beijing, China and Hong Kong.

Income (Loss) from Operations

      Income (loss) from operations for the three months ended June 30, 2007 totaled $(5,343,325), or approximately 3,113% of net revenue, compared to $42,564, or approximately 12.3% of net revenue, for the three months ended June 30, 2006, a decrease of $5,385,889 or approximately 12,654%. The increase in loss from operations was primarily due to the increase in costs associated with being a public company and the $5,000,000 of stock compensation recognized during the three months ended June 30, 2007. Without the one time charge of $5,000,000 for stock compensation, our loss for the period would have been $ (343,325).

Net Income (Loss)

      Net income (loss) for the three months ended June 30, 2007 totaled $(5,339,025) compared to $42,497 for the three months ended June 30, 2006, a decrease of $5,381,522 or approximately 12,663.3%. The increase in net loss was primarily due to the reasons as described above. Net income (loss) was impacted by a one time charge of $5,000,000 for stock compensation.

Liquidity and Capital Resources

      Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. On November 13, 2006, we sold 375,000 shares for $1,650,000. $262,696 remains to be paid for these shares. Cash and cash equivalents were $157,800 at June 30, 2007 and current assets totaled $488,436 at June 30, 2007. The Company's total current liabilities were $532,664 at June 30, 2007. Working capital at June 30, 2007 was $(44,228). During the six months ended June 30, 2007, net cash used in operating activities was $898,042.

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

Capital expenditures

      Total capital expenditures during the six months ended June 30, 2007 and 2006 were $110,713 and $43,417, respectively, for the purchase of fixed assets and intangible assets.

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

Future sales of our shares in the public market could negatively affect our stock price

If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of August 13, 2007, we had 11 million shares outstanding. Although 7,375,000 of our shares constitute restricted securities under the Securities Act, after a year, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

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

ITEM 3. CONTROLS AND PROCEDURES.

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

 LEGAL PROCEEDINGS.

      Neither WealthCraft Holdings nor its subsidiaries is involved in any legal proceeding which may have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On May 21, 2007, the Company issued 1,000,000 shares of its common stock par value $0.001 per share to "non-U.S. Persons" as contemplated under the provisions of Regulation S promulgated under the Securities Act of 1933 (the "Securities Act"). The shares of stock were issued as consideration for services performed on the Company's behalf and in contemplation of such future efforts on behalf of the Company. These shares were issued pursuant to the exemptions from registration contained in Regulation S promulgated under the Securities Act on the basis of representations made by the subscribers that the subscribers were not "U.S. persons", as that term is defined under Regulation S, and that the subscribers were not acquiring the shares for the account or benefit of a U.S. person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

(a) On January 25, 2007, WealthCraft Systems Limited and Hip Shing Hong Development Company Limited executed a lease for the Company's offices at Unit A, 9/F On Hing Building, No. 1 On Hing Terrace in Central Hong Kong (the "Tenancy Agreement"). A copy of the Tenancy Agreement is attached in the form of Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibits:

10.1+ Tenancy Agreement dated as of January 25, 2007, between WealthCraft Systems Limited and Hip Shing Hong Development Company Limited, the lawful attorney of Associated Builders Corporation Limited, Aberdeen Development Corporation Limited and Five Up Investment Company Limited in respect of Unit A, 9/F On Hing Building, No. 1 On Hing Terrace, Central Hong Kong.

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

                                                    WEALTHCRAFT SYSTEMS INC.
                                                    (Registrant)


Date: August 14, 2007                               /s/ Kelly Jay Michael Tallas
      ---------------                               ----------------------------
                                                    Kelly Jay Michael Tallas
                                                    Chief Executive Officer


Date: August 14, 2007                               /s/ Xiao Zhen Li
      ---------------                               ----------------------------
                                                    Xiao Zhen Li
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

   10.1+ Tenancy Agreement dated as of January 25, 2007, between WealthCraft Systems Limited and Hip Shing Hong Development Company Limited, the lawful attorney of Associated Builders Corporation Limited, Aberdeen Development Corporation Limited and Five Up Investment Company Limited in respect of Unit A, 9/F On Hing Building, No. 1 On Hing Terrace, Central Hong Kong.

   31.1+ Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2+ Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1+ Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2+ Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.