Form 10QSB
period 2007-09-30
WEALTHCRAFT SYSTEMS INC.
filed 2007-11-14
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

As of November 13, 2007, there were 11,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Unaudited Consolidated Balance Sheet at September 30, 2007.....  F-3

            Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 F-4

            Unaudited Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2007 and 2006.........   F-5

            Notes to Unaudited Consolidated Financial Statements...........  F-6

   Item 2.  Management's Discussion and Analysis or Plan of Operation......    3

   Item 3.  Controls and Procedures........................................   12

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................   13

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds....   13

   Item 3.  Defaults Upon Senior Securities................................   13

   Item 4.  Submission of Matters to a Vote of Security Holders............   13

   Item 5.  Other Information..............................................   13

   Item 6.  Exhibits ......................................................   14

   Signatures..............................................................   15

   Certifications

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

                              FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2007

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets                              F-3

Unaudited Condensed Consolidated Statements of Operations                    F-4

Unaudited Condensed Consolidated Statements of Cash Flow                     F-5

Notes to Unaudited Condensed Consolidated Financial Statements               F-6

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                             September 30, 2007
                                                                                 (Unaudited)          December 31, 2006
                                                                             ------------------       -----------------
Current Assets
        Cash and cash equivalents                                                $     2,600             $   729,762
        Accounts receivable                                                          388,141                  53,589
        Deposit and other assets                                                      24,321                 266,061
                                                                                 -----------             -----------
                Total Current Assets                                                 415,062               1,049,412
                                                                                 -----------             -----------

Property & equipment, net                                                            123,282                  95,232
                                                                                 -----------             -----------

Intangible asset, net                                                                247,694                 196,939
                                                                                 -----------             -----------

                Total Assets                                                     $   786,038             $ 1,341,583
                                                                                 ===========             ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable and accrued expenses                                    $   279,580             $   212,505
        Deferred income                                                              295,837                 205,275
        Loan from related parties                                                     48,647                  33,444
        Current portion, note payable                                                 13,757                  20,676
                                                                                 -----------             -----------
                Total Current Liabilities                                            637,821                 471,900
                                                                                 -----------             -----------

Long Term Liabilities
        Shareholder loan payable                                                     369,577                 369,577
        Note payable, net of current portion                                           6,863                  15,269
                                                                                 -----------             -----------
                Total Long Term  Liabilities                                         376,440                 384,846
                                                                                 -----------             -----------

                Total Liabilities                                                  1,014,261                 856,746
                                                                                 -----------             -----------

Stockholders' Equity (Deficit)
        Common stock, $.001 par value, 25,000,000
        shares authorized, 11,000,000 and 10,000,000,
        issued and outstanding, respectively                                          11,000                  10,000
        Additional paid in capital                                                 6,972,054               2,011,119
        Subscription receivable                                                      (70,362)               (650,000)
        Other comprehensive loss                                                     (13,701)                  2,943
        Accumulated deficit                                                       (7,127,214)               (889,225)
                                                                                 -----------             -----------
                Total Stockholders' Equity (Deficit)                                (228,224)                484,837
                                                                                 -----------             -----------

                    Total Liabilities and Stockholders' Equity (Deficit)         $   786,038             $ 1,341,583
                                                                                 ===========             ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Month Periods Ended               Nine Month Periods Ended
                                                      September 30, 2007  September 30, 2006  September 30, 2007  September 30, 2006
                                                      ------------------  ------------------  ------------------  ------------------

Revenue                                                 $    257,859         $    147,388       $    608,252         $    536,108

Cost of revenue                                              239,009               35,922            546,063              131,347
                                                        ------------         ------------       ------------         ------------
        Gross profit                                          18,850              111,466             62,189              404,761

General and administrative expenses                          329,289              303,421          6,303,120              721,008

                                                        ------------         ------------       ------------         ------------
        Loss from operations                                (310,439)            (191,955)        (6,240,931)            (316,247)
                                                        ------------         ------------       ------------         ------------

Other (Income) Expense
        Interest income                                          (73)                (187)            (3,245)                (563)
        Other income                                           1,623                  305             (1,558)                 305
        Interest expense                                         539                3,505              1,861                4,917
                                                        ------------         ------------       ------------         ------------
        Total Other (Income) Expense                           2,089                3,623             (2,942)               4,659
                                                        ------------         ------------       ------------         ------------

        Net income (loss)                                   (312,528)            (195,578)        (6,237,989)            (320,906)

Other comprehensive loss
        Foreign currency translation gain (loss)               9,074               (5,298)           (16,644)              (3,062)
                                                        ------------         ------------       ------------         ------------

        Net Comprehensive Income (Loss)                 $   (303,454)        $   (200,876)      $ (6,254,633)        $   (323,968)
                                                        ============         ============       ============         ============

Basic and diluted weighted average shares outstanding     11,000,000            7,700,000         10,333,333            7,700,000
                                                        ============         ============       ============         ============

Basic and diluted loss per share                        $      (0.03)        $      (0.03)      $      (0.60)        $      (0.04)
                                                        ============         ============       ============         ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                              2007            2006
                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net Loss                                                        $(6,237,989)    $  (320,906)
          Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
          Depreciation and amortization                                        49,492          20,208
          Issuance of shares for compensation                               5,000,000
          (Increase) / decrease in current assets:
             Accounts receivables                                            (333,095)         33,193
             Deposit and other assets                                      (4,760,555)             --
             Increase / (decrease) in current liabilities:
             Accounts payable and accrued expenses                             66,842          53,658
             Deferred revenue                                                  90,167          90,710
                                                                          -----------     -----------
          Total Adjustments                                                   112,851         197,768
                                                                          -----------     -----------

          Net cash provided by (used in) operating activities              (6,125,138)       (123,138)
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Investment in intangible assets                                     (66,061)       (119,768)
          Purchase of property and equipment                                  (61,891)        (43,515)
                                                                          -----------     -----------

          Net cash used in investing activities                              (127,953)       (163,283)
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Loan from shareholders                                              357,504         (20,023)
          Payments on bank loan                                               (15,257)        (19,321)
          Collection on subscription receivable                             5,200,353              --
          Proceeds from issuance of Capital                                        --         340,107
                                                                          -----------     -----------

          Net cash provided by financing activities                         5,542,599         300,762
                                                                          -----------     -----------

          Effect of exchange rate changes on cash and cash equivalents        (16,670)          6,234
                                                                          -----------     -----------

          Net increase/(decrease) in cash and cash equivalents               (727,162)         20,576

          Cash and cash equivalents, beginning balance                        729,762           6,253
                                                                          -----------     -----------

          Cash and cash equivalents, ending balance                       $     2,600     $    26,829
                                                                          ===========     ===========

SUPPLEMENTAL DISCLOSURES:

          Cash paid during the year for:

             Income tax payments                                          $        --     $        --
                                                                          ===========     ===========

             Interest payments                                            $     1,861     $     4,917
                                                                          ===========     ===========


          Non cash transactions:

          Issuance of shares for compensation                             $ 5,000,000     $        --
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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by WealthCraft Systems, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three and nine months are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Functional currency of WealthCraft HK and WealthCraft Shenzhen is the Hong Kong Dollar and Chinese Yuan, respectively; however the accompanying consolidated financial statements have been translated and presented in United States Dollars (USD).

      Translation Adjustment

      As of September 30, 2007, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY). Such financial statements were translated into USD in accordance with Statement of Financial Accounts Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," as a component of stockholders' equity.

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

      Accounts Receivable

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of September 30, 2007, management determined that all accounts receivable are collectible.

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

           Equipment                             3 - 5 years
           Computer Hardware and Software        3 - 5 years

      As of September 30, 2007 Property, Plant and Equipment consisted of the following:

                Office Furniture and Equipment        $  21,113
                Computer Hardware and Software          175,459
                                                      ---------
                                                        196,572

                Accumulated depreciation                (73,290)
                                                      ---------
                Total                                 $ 123,282
                                                      =========

      Depreciation expense was $33,964 and $20,208 for the nine months ended September 30, 2007, and 2006, respectively.

      Fair Value of Financial Instruments

      Statement of Financial Accounting Standard No. 107 ("SFAS 107"), Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

      Software Development Costs

      Satement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed," requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time production costs are capitalized until the product is available for general release to customers. As of March 1, 2006, we established technological feasibility for AWB 2.0 but it is not yet available for general release and, accordingly, we have capitalized all development costs. As of September 30, 2007, $263,222 has been capitalized and will be amortized over their useful life, generally two to three years from the general release date.

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

      Software Development Cost              $  263,222

      Accumulated amortization                  (15,528)
                                             ----------
      Total                                  $  247,694
                                             ==========

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

      Research and Development Costs

      Research and development costs are accounted for in accordance with several accounting pronouncements, including Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs", and Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established.

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

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of September 30, 2007.

      Recent accounting pronouncements

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

            a.    A brief description of the provisions of this Statement.

            b.    The date that adoption is required.

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

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Note 3 - COMMON STOCK

      On November 13, 2006 the Board of directors submitted to, and a majority of shareholders eligible to vote, approved a proposal that, pursuant to the terms of a Share Exchange Agreement (see Note 4), the Company acquired all of the outstanding capital stock of WealthCraft HK in exchange for 7,000,000 shares of the Company's common stock (the "Transaction"). This issuance of the Company's common stock is intended to be exempt from registration under the Securities Act of 1933, as amended ("Securities Act").

      In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 5,075,000 shares of the Company's common stock resulting in 2,625,000 shares of common stock outstanding prior to the issuance of the above 7,000,000 shares.

      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 shall be paid from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company. As of September 30, 2007 the outstanding balance is $262,696.

      On June 5, 2007, the Company awarded three officers an aggregate of 1,000,000 shares of common stock valued at $5.00 per share, or $5,000,000, based upon market price at the date of issuance, for services that were provided to the Company as compensation. The officers provided various services to the Company which included market research, strategic planning and to identify investment bankers.

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

      9/30/2007                                       H.K    PRC
                                                     ----   ----

      Provision for income and local tax             $  0   $  0
      U.S Statutory rates                              34%    34%
      Foreign income not recognized in U.S            -34%   -34%
      HK and PRC Income tax                             0%     0%


Note 6 - DEFERRED  REVENUE

      Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of September 30, 2007, deferred income amounted to $295,837.

Note 7 - NOTES PAYABLE

      At September 30, 2007, the Company had notes payable in the aggregate amount of $20,620, payable as follows:

                        Description
      ------------------------------------------------
      Secured note payable to a bank in
      Hong Kong, interest at the rate of 4% per annum,
      due on April 24, 2009                                     $ 17,966

      Secured note payable to a bank in
      Hong Kong, interest at the rate of 6% per annum,
      due on January 24, 2008                                      2,654
                                                                --------

      Total                                                       20,620
                                                                --------
      Current portion                                           $ 13,757
                                                                --------
      Long-term portion                                         $  6,863
                                                                ========

Note 8 - RELATED PARTY LOAN TRANSACTIONS

      As of September 30, 2007, the company had a non-interest bearing, unsecured loan payable to shareholders of the Company amounting to $369,577. These loans are payable on demand.

Note 9 - OTHER COMPREHENSIVE  LOSS

      The balance of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at September 30, 2007 is as follows:

                                               Accumulated Other
                                              Comprehensive Loss
                                              ------------------
      Balance at December 31, 2006            $            2,943
      Foreign currency loss                              (16,644)
                                              ------------------
      Balance at September 30, 2007           $          (13,701)
                                              ==================

Note 10 - COMMITTMENTS

      The Company leases an office and plant facilities under operating leases which terminate on July 31, 2009. Rental expense for these leases consisted of $97,372 for the nine months ended September 30, 2007. The Company has future minimum lease obligations as follows:

                2008             $ 142,355
                2009                90,919
                                 ---------
                Total            $ 233,273
                                 =========

      The Company entered into a 'Master Distribution Agreement' with Standard & Poor's Fund Services Asia Ltd (S&P). Whereas S&P has developed or is licensed to distribute a number of products and services comprised of, among other things, data, information, and software, and desire to make such products and services available to the Company for Licensee's use. According to the terms of the agreement, the Company will pay, in year 1 of the 3 year initial term, a monthly minimum guarantee of $15,000. In years 2 and 3 of the initial term, the redemption program will apply. The redemption will be calculated on a monthly basis which can be redeemed in year 2 and year 3 to offset the minimum monthly guarantee. The Company has not redeemed any minimum guarantee as of September 30, 2007 as the redemption is based on end user's usage of B2C and B2B models.

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

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. -As of September 30, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

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

Introduction

      The following presentation of management's discussion and plan of operation for WealthCraft Systems Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of WealthCraft Systems Inc. for the years ended December 31, 2006 and 2005 and the unaudited financial statements of WealthCraft Systems Inc. contained elsewhere in this report. In this report, unless the context otherwise requires, references to WealthCraft, the "Company", "we", "us" or "our" include WealthCraft Holdings and its subsidiaries, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") WealthCraft Systems (Shenzhen) Limited, a China company and wholly-owned subsidiary of WealthCraft HK ("WealthCraft SZ"), and references to our business mean the combined businesses of WealthCraft Holdings, WealthCraft HK and WealthCraft Shenzhen.

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

Results of Operations

Results of Operations for the Three Months and Nine Months Ended September 30, 2007 and 2006

      The following table presents the statement of operations for the three months ended September 30, 2007 as compared to the comparable period of the three months ended September 30, 2006. The discussion following the table is based on these results.

                                                      2007              2006
                                                  -----------       -----------

Revenue, net                                      $   257,859       $   147,388

Cost of sales                                         239,009            35,922
                                                  -----------       -----------
        Gross profit                                   18,850           111,466

General and administrative expenses                   329,289           303,421
                                                  -----------       -----------

        Loss from operations                         (310,439)         (191,955)
                                                  -----------       -----------

Other (Income) Expense
        Interest income                                   (73)             (187)
        Other income                                    1,623               305
        Interest expense                                  539             3,505
                                                  -----------       -----------
        Total Other (Income) Expense                    2,089             3,623
                                                  -----------       -----------

Net Income (loss)                                 $  (312,528)      $  (195,578)
                                                  ===========       ===========

Net revenue

      Net revenue for the three months ended September 30, 2007 totaled $257,859 compared to $147,388 for the three months ended September 30, 2006, an increase of $110,471, or approximately 75%. Sales increased as the result of new projects that were started during the end of the second quarter of 2007 and it is anticipated that they will be completed during 2007 or early 2008. The new projects include our sales and professional services agreements with Wing Lung Bank Ltd and Cathay United Bank. In addition, WealthCraft SZ executed its first deal in mainland China with the sale of a Customer Relationship Management (CRM) package resulting in $33,557 revenue.

Cost of Sales

      Cost of sales for the three months ended September 30, 2007 totaled $239,009, or 92.7% of net revenue, compared to $35,922, or approximately 24.4% of net revenue, for the three months ended September 30, 2006, an increase of $203,087, or approximately 565.4%. The increase was due to an increase in wages as a result of the number of employees that have been hired since September 30, 2006. These employees were hired to expand our infrastructure based on our future sales forecasts and need for skilled labor. Approximately 60% of the increase was attributable to expanding our development department. Approximately 40% of the increase was due to the costs of expanding our functional teams, including business analysis, testing, and project management.

Operating Expense

      General and administrative expenses for the three months ended September 30, 2007 totaled $329,289, or approximately 127.7% of net revenue, compared to $303,421, or approximately 205.9% of net revenue, for the three months ended September 30, 2006, an increase of $25,868, or approximately 8.5%. The increases in general and administrative expenses were primarily due legal and accounting fees related to being a publicly traded company since November 2006 and also due to expansion of our offices in Shenzhen, Beijing, and Hong Kong.

Income (Loss) from Operations

      Income (loss) from operations for the three months ended September 30, 2007 totaled $(310,439) or approximately 120.4% of net revenue, compared to $(191,955), or approximately 130.2% of net revenue, for the three months ended September 30, 2006, a decrease of $118,484, or approximately 61.72%. The increase in loss from operations was primarily due to the increase in costs associated with being a public company and the hiring of additional employees to expand our infrastructure based on our future sales forecasts and requirement for skilled labor.

Net Income (Loss)

      Net income (loss) for the three months ended September 30, 2007 totaled $(312,528) compared to $(195,578) for the three months ended September 30, 2006, a decrease of $116,950, or approximately 60%. The increase in net loss was primarily due to the reasons as described above.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

      The following table presents the statement of operations for the nine month periods ended September 30, 2007 as compared to the comparable period of the nine month periods ended September 30, 2006. The discussion following the table is based on these results.

                                                      2007              2006
                                                  -----------       -----------

Revenue, net                                      $   608,252       $   536,108

Cost of sales                                         546,063           131,347
                                                  -----------       -----------
        Gross profit                                   62,189           404,761

General and administrative expenses                 6,303,120           721,008
                                                  -----------       -----------

        Loss from operations                       (6,240,931)         (316,247)
                                                  -----------       -----------

Other (Income) Expense
        Interest income                                (3,245)             (563)
        Other income                                   (1,558)              305
        Interest expense                                1,861             4,917
                                                  -----------       -----------
        Total Other (Income) Expense                   (2,942)            4,659
                                                  -----------       -----------

Net Income (loss)                                 $(6,237,989)      $  (320,906)
                                                  ===========       ===========

Net revenue

      Net revenue for the nine months ended September 30, 2007 totaled $608,252 compared to $536,108 for the nine months ended September 30, 2006, an increase of $72,144, or approximately 13.5%. Sales increased as a result of new projects that were started during the end of the second quarter of 2007 and it is anticipated that they will be completed during 2007 or early 2008.

Cost of Sales

      Cost of sales for the nine months ended September 30, 2007 totaled $546,063, or 89.8% of net revenue, compared to $131,347, or approximately 24.5% of net revenue, for the nine months ended September 30, 2006, an increase of $414,716, or approximately 315.7%. The increase was due to an increase in wages as a result of the number of employees that have been hired since September 30, 2006. These employees were hired to expand our infrastructure based on our future sales forecasts and need for skilled labor. Approximately 60% of the increase was attributable to expanding our development department. Approximately 40% of the increase was due to the costs of expanding our functional teams, including business analysis, testing, and project management.

Operating Expense

      General and administrative expenses for the nine months ended September 30, 2007 totaled $6,303,120, or approximately 1,036.3% of net revenue, compared to $721,008, or approximately 134.5% of net revenue, for the nine months ended September 30, 2006, an increase of $5,582,112, or approximately 774.2%. The increases in general and administrative expenses were primarily due compensation of $5,000,000 of stock compensation that was paid to three officers and employees of the Company for past services and due to the increased legal and accounting fees related to becoming a reporting company in November 2006.

Income (Loss) from Operations

      Income (loss) from operations for the nine months ended September 30, 2007 totaled $(6,240,931), or approximately 1,026% of net revenue, compared to $(316,247), or approximately 59% of net revenue, for the nine months ended September 30, 2006, a decrease of $5,924,684 or approximately 1,873.4%. The increase in loss from operations was primarily due to the increase in costs associated with being a reporting company and the $5,000,000 of stock compensation recognized during the nine months ended September 30, 2007.

Net Income

      Net income (loss) for the nine months ended September 30, 2007 totaled $(6,237,989) compared to $(320,906) for the nine months ended September 30, 2006, a decrease of $5,917,083 or approximately 1,843.9%. The increase in net loss was primarily due to the reasons as described above.

Liquidity and Capital Resources

      Cash has historically been generated from operations, although we raised $1,000,000 from the private sale of our equity securities in November 2006. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,600 at September 30, 2007 and current assets totaled $415,062 at September 30, 2007. The Company's total current liabilities were $637,821 at September 30, 2007. Working capital at September 30, 2007 was $(222,759). During the nine months ended September 30, 2007, net cash used in operating activities was $6,125,138.

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

Capital expenditures

      Total capital expenditures during the nine months ended September 30, 2007 and 2006 were $127,953 and $163,283, respectively, for the purchase of fixed assets and intangible assets.

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of November 13, 2007, we had 11 million shares outstanding. Although 7,375,000 of our shares constitute restricted securities under the Securities Act, after a year, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

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

ITEM 1. LEGAL PROCEEDINGS.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS

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

                                                    WEALTHCRAFT SYSTEMS INC.
                                                    (Registrant)


Date: November 13, 2007                             /s/ Kelly Jay Michael Tallas
      -----------------                             ----------------------------
                                                    Kelly Jay Michael Tallas
                                                    Chief Executive Officer


Date: November 13, 2007                             /s/ Xiao Zhen Li
      -----------------                             ----------------------------
                                                    Xiao Zhen Li
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

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