Form 10KSB
period 2007-12-31
WEALTHCRAFT SYSTEMS INC.
filed 2008-03-31
CIK 1119821

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

                   For the fiscal year ended December 31, 2007

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

  Unit A, 9/F On Hing Building
   1 On Hing Terrace, Central
         Hong Kong SAR
-------------------------------                       -------------------
     (Address of principal                                 (Zip code)
       executive offices)

                                 +852-3586-8234
                (Issuer's telephone number, including area code)

              Securities registered Under Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
-----------------------                -----------------------------------------
          None                                            None

              Securities registered Under Section 12(g) of the Act:

  Title of each class                  Name of each exchange on which registered
-----------------------                -----------------------------------------
Common Stock, par value                  Over-the-Counter (OTC) Bulletin Board
    $.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements or the past 90 days. Yes |X| No |_|?

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes |_| No |X|?

The registrant's total consolidated revenues for the fiscal year ended December 31, 2007 were $913,435.

The aggregate market value of the common equity held by non-affiliates of the registrant was $18,182,664 as of March 27, 2008.

The number of shares outstanding of the registrant's common equity as of March 27, 2008 was 10,900,000 shares.

                            WEALTHCRAFT SYSTEMS INC.

                         2007 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                      PART I                                Page

ITEM 1.    DESCRIPTION OF BUSINESS

ITEM 2.    DESCRIPTION OF PROPERTY

ITEM 3.    LEGAL PROCEEDINGS

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
             AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.   EXHIBITS

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains statements relating to future results of the WealthCraft Systems Inc. (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which we have made significant investments, slower than anticipated penetration into the wealth management market; changes in product requirements resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products; general economic and industry conditions; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; and other risks and uncertainties as are detailed from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-KSB, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

WealthCraft Systems Inc. ("WealthCraft Holdings") was incorporated on October 29, 1992 under the laws of the State of Nevada under the name Parque La Quinta Estates. From February 1, 1993 until November 13, 2006, Parque La Quinta was inactive and was a so-called "shell company" On October 16, 2006 Parque La Quinta Estate's corporate name was changed to WealthCraft Systems Inc.

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

To develop and market our solutions, we have partnered with Microsoft and SWIFT, each of which is a leading provider to the financial services industry. We offer software and related services to our customers based on an annual recurring license model to generate a long-term sustainable revenue base. WealthCraft HK was founded in 2003 in Hong Kong and, through WealthCraft SZ, also has operations in Shenzhen, China.

Recent Developments

On February 15, 2008, we and our President and CEO, Kelly Jay Michael Tallas, entered into a Heads of Agreement (the "Heads of Agreement") with EAB Systems (Australia) Limited ("EABA"). EABA is a joint venture company established by EAB Systems (Hong Kong) Limited ("EAB") and Raw Capital Partners Limited. The Heads of Agreement outlines a strategy to establish an organization to develop Asia's leading provider of technology and information services in the life insurance and wealth management industry in the Asia Pacific region.

Under the terms of the Agreement, we entered into a Master License Agreement (the "License Agreement") pursuant to which we will be licensed to distribute products developed by EAB and licensed to EABA exclusively in Australia and New Zealand and worldwide to clients introduced by EABA and its affiliates. The products have been developed for use in the wealth management, insurance and financial services industries.

In consideration for the grant of the license, we have agreed to issue EABA such number of shares as will result in EABA owning sixty (60) percent of our outstanding capital stock after giving effect to the issuance and the financing described below.

The transactions contemplated by the Heads of Agreement and the License Agreement are subject to our completing a financing of a minimum of $5 million and a maximum of $20 million at a price that is acceptable to both us and EABA, negotiation of other mutually acceptable documentation for the transaction and compliance with all applicable laws and regulations.

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

The Wealth Management Industry in Asia

To protect and grow their wealth, high net worth individuals are seeking diversification in their portfolios to obtain the returns they desire. These individuals are increasingly sophisticated in terms of product knowledge and pricing. Wealth managers, in turn, need to deliver products and services that meet the needs and sophistication of these clients and institutions need to be able to do this in a cost-effective, efficient manner. Although the wealth management market is competitive, we believe that the majority of financial institutions in Asia are not well-positioned to effectively and efficiently capitalize on this opportunity because of the following factors:

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

      o     Proactive customer relationship tools; and

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

o Market data research - Financial advisors can access quantitative and qualitative market research information via Advisor Workbench, and apply this knowledge directly into their product selection and client investment strategies. As part of Advisor Workbench's research module, we have developed sophisticated search, selection, and comprehensive charting tools to complement and enhance the market data information.

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

ATOMS SWIFTNet Funds Gateway

ATOMS SWIFTNet Funds Gateway, based on BizTalk Server 2006, is our middleware solution allowing automated integration and straight- through processing, known as STP, of an institution's order execution operation with SWIFTNet funds. SWIFTNet Funds is SWIFT's messaging solution to facilitate automation and straight through processing in the fund industry through the combination of industry standards and the SWIFTNet messaging network. The SWIFTNet funds service caters to both domestic and cross-border fund distribution flows in Europe and Asia and is based on a set of standards covering account openings and maintenance, orders, status and confirmations, transfers, holdings and transactions statement, price reporting, and cash flow. STP Gateway provides an easy to implement integration between order management systems operated by a financial institution and SWIFTNet Funds.

Alliances and Partnerships

In addition to innovative product development, our management believes that securing a leading position in the wealth management marketplace in Asia requires strong strategic partnerships with solution providers to the financial services industry. Our partnerships to date include SWIFT and Microsoft. These alliances have helped us establish our market presence in Asia and positioned us for future growth.

o SWIFT - Through industry messaging standards and global messaging services, SWIFT facilitates straight through processing and reporting between all parts of the transaction chain. We have built a solid relationship with the SWIFT team in Asia and are a SWIFT Solutions Partner.

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

Our alliances with SWIFT and Microsoft Asia provide a number of benefits, including:

o Access to regional sales and marketing presences in Hong Kong, Singapore, Taiwan, Malaysia and Japan;

o     Association with well known brands;

o     An established regional sales network;

o     Lead generation; and

o     Entry into the difficult to penetrate Japanese market.

We previously had a strategic alliance with Standard & Poor's and a related distribution agreement. S&P sold its funds data business to Morningstar and, although we have been in negotiations with Morningstar regarding a new distributions agreement, no new agreement has been completed. We do not believe that the absence of a distribution agreement with Morningstar will have a material impact on our business.

Market Opportunity

Although all of Asia presents an enormous potential market opportunity, we have chosen to initially focus our efforts on Hong Kong, Taiwan, Mainland China and Singapore.

We believe that Hong Kong is a key market to showcase our technology and build our reputation. Also, many foreign banks are using Hong Kong as a springboard to enter the Mainland China personal financial services market which opened in 2007. Securing several key banks as customers in Hong Kong is a critical objective to ensure we have ample leverage to drive business in China and the rest of Asia. To date, we have entered into agreements with ING Asia Pacific Limited, Sun Hung Kai Wealth Management, DBS Bank Hong Kong, Sail Advisors Limited and CITIC Ka Wah Bank, Wing Lung Bank, and BOCI Private Wealth Management.

Singapore has market conditions similar to those in Hong Kong. This will allow us to do business in Singapore using a plan substantially similar to how we conduct our business in Hong Kong.

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

Research and Development

We develop the majority of our products at our WealthCraft SZ subsidiary. To date, we have devoted the bulk of our resources to research and development. WealthCraft HK spent $121,125, $258,214 and $396,712 on product development efforts for 2005, 2006 and 2007, respectively.

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

Intellectual Property Rights

We have filed an application to register the WealthCraft trademark in Hong Kong. Except for this application, we have not applied for any patent, trademark, trade name or copyright protection in any jurisdiction in which we operate. We intend to file to protect our trademarks and trade names in other selected jurisdictions. We, generally, rely on trade secret laws and confidentiality provisions in our agreements to preventing the unauthorized disclosure and use of our intellectual property.

Employees

As of December 31, 2007, we had 75 full-time employees, 57 of whom were product development staff and 18 were service and sales professionals. We have never experienced a work stoppage as a result of labor issues, and we believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices and our corporate headquarters are located in Hong Kong where we occupy with WealthCraft HK approximately 1000 square feet of space under a lease expiring in January 2009 at a monthly rental of $3,521. Our subsidiary, WealthCraft SZ leases approximately 5,400 square feet of office space in Shenzhen, China where we conduct research and development activities under a lease expiring in August 2009 at a monthly rental of $7,088. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

Neither WealthCraft Holdings nor its subsidiaries is involved in any legal proceeding which may have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity.

Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 27, 2008, there were 34 record holders of our common stock and there were 10,900,000 shares of our common stock outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2007 and 2006 and for each quarter after December 31, 2007. Our shares did not trade on the OTC Bulletin Board until March 28, 2006 and, accordingly, no activity is reported until this date. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

Fiscal Year
ended December 31                Quarter                       High         Low
-----------------                -------                       ----         ---

      2006        First Quarter........................     $   0.17    $   0.17
                  Second Quarter.......................         0.17        0.17
                  Third Quarter........................         0.17        0.17
                  Fourth Quarter.......................         5.35        0.05

      2007        First Quarter........................         7.05        4.21
                  Second Quarter.......................         6.00        4.90
                  Third Quarter........................         5.90        4.21
                  Fourth Quarter.......................        10.55        3.00

      2008        First Quarter .......................     $   5.79    $   1.25

The high and low bid prices for shares of our common stock on March 27, 2007 were $7.05 and $4.90 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

Equity Compensation Plan Information

We do not currently maintain any equity compensation plans

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management discussion and analysis of financial condition and results of operations, or MD&A should be read in conjunction with the December 31, 2007 consolidated financial statements and notes included in this Annual Report beginning on page F-1. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

                                                      2007              2006
                                                  -----------       -----------

Revenue                                           $   913,435       $   744,324

Cost of revenue                                       763,910           208,610
                                                  -----------       -----------

         Gross profit                                 149,525           535,714

General and administrative expenses                 6,689,089           910,741
                                                  -----------       -----------

         Loss from operations                      (6,539,564)         (375,027)
                                                  -----------       -----------

Other (Income) Expense
         Interest income                               (3,397)           (2,931)
         Other income                                 (10,234)             (897)
         Interest expense                               2,368             8,447
                                                  -----------       -----------

         Total Other (income) Expense                 (11,263)            4,619
                                                  -----------       -----------

         Loss before income taxes                  (6,528,301)         (379,646)

Provision for income taxes                                                   --
                                                  -----------       -----------

         Net loss                                 $(6,528,301)      $  (379,646)
                                                  ===========       ===========

Net Revenue

Net revenue for the year ended December 31, 2007 totaled $913,435 compared to $744,324 for the year ended December 31, 2006, an increase of $169,111 or approximately 23%. Sales increased as the result of new projects that were started during the end of the second quarter of 2007 and more professional services provided to CITIC Ka Wah Bank (Hong Kong) Limited and ING Platform Services Limited. The projects include our professional services agreement with Wing Lung Bank Ltd. and Cathay United Bank. Revenue from professional services increased approximately $229,000 for the year ended 2007, including $98,600 increased from the new customers, Wing Lung Bank Ltd. and Cathay United Bank and near $130,000 increased from customers CITIC Ka Wah Bank and ING, while revenue from data services decreased by $60,154 due to the termination of data service to Sun Hung Kai Wealth Management based on contract term.

Cost of Sales

Cost of sales for the year ended December 31, 2007 totaled $763,910, or 84% of net revenue, compared to $208,610, or approximately 28% of net revenue, for the year ended December 31, 2006, an increase of $555,300 or approximately 266%. The increase in amount and percentage was due to an increase in wages based on the number of employees that have been hired since September 30, 2006. We have hired additional employees to expand our infrastructure based on our future sales forecasts and requirement for skilled labor. Approximately 60% of the increase was attributable to expanding our development department. Approximately 40% of the increase was due to the costs of expanding our functional teams, including business analysis, testing, and project management. Both of the increases were partially caused by higher labor costs of experienced IT and management level employees in the Chinese market where our research and development operations are based.

Operating Expense

General and administrative expenses for the year ended December 31, 2007 totaled $6,689,089, or approximately 732% of net revenue, compared to $910,741, or approximately 122% of net revenue, for the year ended December 31, 2006, an increase of $5,778,348, or approximately 634%. The increases in general and administrative expenses was primarily due to compensation of $5,000,000 that was paid to two officers and employees of the company, in the form of shares of our common stock, for their past services and increased legal and accounting fees related to becoming a publicly traded reporting issuer in November 2006.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2007 totaled $(6,539,564) or approximately 716% of net revenue, compared to $(375,027), or approximately 50% of net revenue, for the year ended December 31, 2006, a decrease of $6,164,537 or approximately 1,644%. The increase in loss from operations was primarily due to the increase of general and administrative expenses as a result of the issuance of shares as compensation for services valued at $5,000,000 as described above and increased legal and accounting expenses.

Net Income (loss)

Net income (loss) for the year ended December 31, 2007 totaled $(6,528,301) compared to $(379,646) for the year ended December 31, 2006, a decrease of $6,148,655 or approximately 1,620%. The increase in net loss was primarily due to the reasons as described above.

Liquidity and Capital Resources

Cash has historically been generated from operations and sale of our stock. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $8,904 at December 31, 2007 and current assets totaled $474,889 at December 31, 2007. Our total current liabilities were $804,622 at December 31, 2007. Working capital at December 31, 2007 was $(329,733). During the year ended December 31, 2007, net cash used in operating activities was $1,452,797.

Our operations and short term financing do not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. In this regard, we have entered into an agreement with EAB systems (Australia) Limited, a joint venture of EAB Systems (Hong Kong) limited and RAW Capital Partners, pursuant to which we intend to raise between $5 million and $20 million. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, financing of companies that we may acquire and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by our ability to enter into financings and raise capital.

Capital expenditures

Total capital expenditures during the year ended December 31, 2007 and 2006 were $119,735 and $278,604, respectively, related to the purchase of fixed assets and intangible assets.

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

Foreign Currency Exchange Rates

Although our business is international in scope, to date our product sales have been all Hong Kong dollar-denominated. As we expand, we may be affected by exchange rate fluctuations in foreign currencies relative to the Hong Kong dollar. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates

Risk Factors

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

We need additional capital in order to execute our business plan

During our last two fiscal years, we have experienced losses which have depleted our cash reserves. We have an immediate need for capital to grow our business. Although we have entered into an agreement with EAB Systems (Australia) Limited, a joint venture of EAB Systems (Hong Kong) Limited and RAW Capital Partners, pursuant to which we intend to raise between $5 million and $20 million, there can be no assurance that the financing will be successfully completed. If it is not we must seek to raise equity or debt capital from alternative sources and we cannot give any assurance that financing will be available in amounts or on terms acceptable to us, if at all. Our failure to secure additional capital could force us to curtail our current business plan or cause us to cease operations.

The sale of additional shares or other equity securities will result in additional dilution to our shareholders

Under the terms of our proposed arrangement with EAB Systems (Hong Kong), we will be issuing EAB shares of our common stock representing 60% of our outstanding common stock after giving effect to the proposed financing. The minimum of $5 million dollars of new financing that we will be seeking will, at our current market price, result in additional significant dilution to our shareholders.

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

We may not be able to manage our expanding operations effectively

WealthCraft HK commenced operations in 2003 and we anticipate significant expansion of our business as we market our solutions and grow our customer base. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage a growing employee base. Furthermore, our management will be required to maintain and expand our relationships with financial institutions and our strategic partners. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

All of our customers are in the financial services industry, which is consolidating and subject to economic change; factors that could reduce demand for our solutions

We derive all of our revenue from the solutions we provide to the wealth management industry which is composed almost exclusively of financial services firms. Changes in economic conditions and unforeseen events, like recession, inflation or currency fluctuations, could occur and reduce consumers use of wealth management products and services. Any event of this kind, or implementation for any reason by financial institutions of cost reduction measures, could result in significant decreases in demand for our solutions.

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

Infringement of our proprietary technology could hurt our competitive position and income potential

Our success depends upon our proprietary technology and information. However, except for the registration of our name in Hong Kong, we do not rely on patent, trademark, trade name or copyright registrations to protect our intellectual property. Rather, we rely on trade secret laws and confidentiality procedures to protect our proprietary technology and information. Because it is difficult to monitor unauthorized use of software, the steps we have taken to protect our services and products may not prevent misappropriation of our technology. Any misappropriation of our proprietary technology or information could reduce any competitive advantages we may have or result in costly litigation.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Our proprietary solutions are developed by our China subsidiary, and interruptions in the activities of this subsidiary will adversely affect our business and financial results

All of our research and development activities are conducted by WealthCraft SZ, our Shenzhen, China-based subsidiary. Should the activities of this subsidiary be interrupted for whatever reason, including risks inherently associated with doing business in China, our operations would be materially affected.

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

Risks of owning our shares

There has been an extremely limited market for our shares and, therefore, it may be difficult for our shares to be sold at attractive prices, if at all

Our shares have experienced low trading volume over the past two years and there is no coverage of us by analysts or market makers. This may or may not affect the future performance of our shares. There can be no assurance that an active trading market for our shares will develop or that, if developed, will be sustained. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of any company. These broad market and industry fluctuations may result in the decline of the price of our shares, regardless of our operating performance.

The market price of our shares is expected to be volatile

Securities of OTC Bulletin Board companies such as ours are often volatile. Accordingly, the trading price of our shares may be subject to wide fluctuations. These broad market and industry fluctuations may result in the decline of the market price of our shares, regardless of our operating performance.

Also, the trading prices of technology stocks in general have experienced extreme price fluctuations. Any further negative change in the publics perception of the prospects of technology-based companies could further depress our stock price regardless of our results of operations. Other broad market and industry factors may decrease the trading price of our shares regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, also may decrease the trading price of our shares. We expect that the market price of our shares will be affected by many factors, including:

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

Future sales of our shares in the public market could negatively affect our stock price

If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of March 27 2008, we had 10,900,000 shares outstanding. Although 8,275,000 of our shares constitute restricted securities under the Securities Act, 2,415,592 shares are currently eligible to be freely sold. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report beginning on page F-I.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 1 3a- 15(e)) as of December 31, 2007 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

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

8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table shows the positions held by our board of directors and executive officers and their ages as of March 27, 2008.

Name                       Age   Position
--------------------------------------------------------------------------------

Kelly Jay Michael Tallas   37    President, Chief Executive Officer and Chairman
                                 of the Board of WealthCraft Holdings and its subsidiaries

Curtis Hulleman            37    Chief Information Officer and Director of
                                 WealthCraft Holdings and its subsidiaries

Xiao Zhen Li               33    Chief Financial Officer of WealthCraft Holdings
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

Ms. Li has served as Chief Financial Officer of WealthCraft HK and its subsidiaries since September 1, 2006. From October, 2004 to August, 2006, Ms. Li served as Asia Region Financial Controller of AD Electronics, an electronics manufacturer. From July 2000 through January 2003, Ms. Li served as Chief Financial Officer and assistant to the General Manager of Dahing Car Centre, an automotive related company. Ms. Li has over eleven years accounting related experience in various industries, seven years as a financial manager and/or other senior positions. Ms. Li holds a MBA degree in Finance from Coventry University, an EMBA degree in Decision Making from US East & West University and a bachelor degree in Accounting from Jinan University. Ms. Li has a CA designation, and has completed the second phase of ACCA, or said near 70% of the whole exam and is fluent in English, Cantonese, Mandarin and Mingnan dialects.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. These persons are required by SEC regulations to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended December 31, 2007, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, except that Messrs. Tallas and Hulleman were late in the filing of a Statement of Beneficial Ownership on Form 4 and Schedule 13D.

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

-----------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
  Name and Principal       Year      Salary (1)          Bonuses          Option        All Other              Total
       Position                         ($)                ($)            Grants     Compensation(2)            ($)
                                                                            ($)            ($)
-----------------------------------------------------------------------------------------------------------------------
          (a)              (b)          (c)                (d)              (e)            (f)                  (g)
-----------------------------------------------------------------------------------------------------------------------
Kelly Jay Michael          2007       $75,385         $2,761,311 (2)                     $11,538             $2,848,234
Tallas, President,         2006       $45,000                                                                 $45,000
Chief Executive
Officer and Chairman
of the Board of
WealthCraft Holdings
and its subsidiaries

Curtis Hulleman,           2007       $75,385         $1,752,692 (2)                     $11,538             $1,839,615
Chief  Information         2006       $45,000                                             $2,894              $47,894
Officer and Director
of WealthCraft
Holdings and its
subsidiaries
-----------------------------------------------------------------------------------------------------------------------
Xiao Zhen Li, Chief        2007       $30,000                                                                 $30,000
Financial Officer          2006       $10,030                                                                 $10,030
-----------------------------------------------------------------------------------------------------------------------

(1) Salary represents base salary earned in 2007 and 2006.

(2) Consists of the fair market value of shares of our common stock issued to Messrs. Tallas and Hulleman on May 9, 2007 as compensation for services rendered and to be rendered on our behalf.

(3) The named executive officers' other compensation included the following:

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2008 by:

o each person known by us to be the beneficial owner of more than 5% of WealthCraft Holdings' outstanding shares of common stock;

o     each of our officers and directors; and

o     all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power

--------------------------------------------------------------------------------------------------------------------
                                                                               Amount and
                                                                          Nature of Beneficial
               Name and Address of Beneficial Owner (1)                       Ownership (2)         Percent of Class
--------------------------------------------------------------------------------------------------------------------
Kelly Jay Michael Tallas                                                     4,549,488.00 (3)            45.95% (3)
--------------------------------------------------------------------------------------------------------------------
Curtis Hulleman                                                              3,109,920.00 (3)            31.41% (3)
--------------------------------------------------------------------------------------------------------------------
James Neil Aitken                                                              782,886.00                 7.9%
--------------------------------------------------------------------------------------------------------------------
Total of directors' shares (Kelly+Curtis)                                    6,759,408.00                62.02%
--------------------------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the business address of each of the foregoing is Unit A, 9/F On Hing Building 1 On Hing Terrace, Central Hong Kong SAR

(2) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 1 3d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

(3) Includes 900,000 shares of Common Stock which were issued to Messrs. Tallas and Hulleman for services rendered and to be rendered on our behalf, which shares were transferred to WealthCraft HK to discharge certain subscription receivables owing by Messrs. Tallas and Hulleman to WealthCraft HK. By virtue of their position as directors of WealthCraft HK's parent company, Messrs. Tallas and Helleman are deemed to beneficially own such shares.

Equity Compensation Plan Information

We do not currently maintain any equity compensation plans

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 9, 2006, WealthCraft HK issued 5,270,239 and 3,191,702 ordinary shares to Messrs. Tallas and Hulleman, respectively. No consideration was paid by Messrs. Tallas or Hulleman in connection with the issuance of these shares and no consideration was contemplated as they were issued as part of a recapitalization of WealthCraft HK completed in connection with capital raising activities. However, the stated capital of the shares of WealthCraft HK at the time of issuance was HK$3.87 per share. Accordingly, WealthCraft HK booked a subscription receivable equal to the value of the shares issued.

On May 21, 2007, we issued 900,000 shares of our common stock to Messrs. Tallas and Hulleman. The shares of stock were issued as consideration for services performed on the Company's behalf and in contemplation of such future efforts on behalf of the Company. Mr. Tallas and Mr. Hullemen subsequently transferred the shares to WealthCraft HK to extinguish their respective subscriptions receivable.

Messrs. Tallas, Hulleman and James Aitken have made loans to WealthCraft HK for working capital purposes. As of December 31, 2007 WealthCraft HK owned Messrs. Tallas, Hulleman and Aitken $180,487, $116,149 and $97,432, respectively. The loans are non-interest bearing, unsecured and due on demand.

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

      10.3 Labor Contract of Shenzhen Special Economic Zone by and between WealthCraft Systems (Shenzhen) Limited and Jenny Li dated August 30, 2006 (3)

      10.4 Form of Agreement between Gold Talent Enterprises Limited, Legal Studion.com Limited and WealthCraft Systems Limited (3)

      10.5 Form of Office Lease Contract between Shenzhen Anljan Investment Company Limited and WealthCraft Systems (Shenzhen) Limited (3)

      10.6 Stock Purchase Agreement dated November 13, 2006 by and between WealthCraft Holdings and Serendipity Ventures Limited (3)

      10.7 Tenancy Agreement dated as of January 25, 2007, between WealthCraft Systems Limited and Hip Shing Hong Development Company Limited, the lawful attorney of Associated Builders Corporation Limited, Aberdeen Development Corporation Limited and Five Up Investment Company Limited. (4)

      10.8 Heads of Agreement dated February 21, 2007, between WealthCraft Systems Inc. and EAB (Australia) Limited. (5)

      14.1       Code of Ethics*

      21.1       Subsidiaries of Small Business Issuer*

      31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

      31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

      32.1 Chief Executive Officers and Chief Financial Officers Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1) Filed as an exhibit to the Registrant's Form 10-SB filed on October 18, 2005 and incorporated herein by reference

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 19, 2006 and incorporated herein by reference

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 13, 2006 and incorporated herein by reference

(4) Filed as an exhibit to the Registrant's Current Report on Form 10-QSB filed on August 14, 2007 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 31, 2008 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to billed by Morgenstern, Svoboda & Baer, CPA, P.C. and Kyle L. Tingle, CPA, the registrant's former principal account, for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and 2006 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB for the fiscal years were approximately $60,000 and $33,000, respectively.

Audit-Related Fees

No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. or Kyle L. Tingle, CPA for audit-related services rendered for accounting consultations for the fiscal years ended December 31, 2007 and 2006.

Tax Fees

No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. or Kyle L. Tingle, CPA for tax services rendered for the fiscal years ended December 31, 2007 and 2006.

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

                                             WEALTHCRAFT SYSTEMS INC.


Date: March 31, 2008                         By: /s/ Kelly Jay Michael Tallas
                                                 -------------------------------
                                                 Kelly Jay Michael Tallas
                                                 Chief Executive Officer


                                            By:  /s/ Xiao Zhen Li
                                                 -------------------------------
                                                 Xiao Zhen Li
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelly Jay Michael Tallas     Chairman, Chief Executive        March 31, 2008
-----------------------------    Officer and President
Kelly Jay Michael Tallas         (principal executive officer)


/s/ Xiao Zhen Li                 Chief Financial Officer          March 31, 2008
-----------------------------    (principal financial and
Xiao Zhen Li                     accounting officer)


/s/ Curtis Hulleman              Director                         March 31, 2008
-----------------------------
Curtis Hulleman

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

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

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Wealthcraft Systems, Inc

We have audited the accompanying balance sheets of Wealthcraft Systems, Inc ("Company"), as of December 31, 2007, and 2006, and the related consolidated statements of income, comprehensive income, consolidated statements of stockholders' equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wealthcraft Systems, Inc., as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring loses from operations, which raises substantial doubt about its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Morgenstern, Svoboda & Baer, CPAs, P. C.
Certified Public Accountants

New York, NY
March 10, 2008

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

                                     ASSETS

Current Assets
             Cash and cash equivalents                              $     8,904
             Accounts receivable                                        432,132
             Deposit and other assets                                    33,853
                                                                    -----------
                     Total Current Assets                               474,889
                                                                    -----------

Property and equipment, net                                             113,710
                                                                    -----------

Intangible asset, net                                                   218,200
                                                                    -----------

                     Total Assets                                   $   806,799
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
             Accounts payable and accrued expenses                  $   201,974
             Bank overdraft                                              37,778
             Deferred income                                            358,547
             Loan from related parties                                  113,792
             Loan payable                                                80,363
             Current portion, note payable                               12,167
                                                                    -----------
                     Total Current Liabilities                          804,622
                                                                    -----------

Long Term Liabilities
             Shareholder loan payable                                   394,068
             Note payable, net of current portion                         3,944
                                                                    -----------
                     Total Long Term  Liabilities                       398,012
                                                                    -----------

                     Total Liabilities                                1,202,634
                                                                    -----------

Stockholders' Equity (Deficit)
             Common stock, $.001 par value, 25,000,000
             shares authorized, 10,900,000 and 10,000,000,
             issued and outstanding, respectively                        10,900
             Additional paid in capital                               7,010,219
             Other comprehensive Income                                     572
             Accumulated deficit                                     (7,417,526)
                                                                    -----------
                     Total Stockholders' Equity (Deficit)              (395,835)
                                                                    -----------

             Total Liabilities and Stockholders' Equity (Deficit)   $   806,799
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                  2007             2006
                                                              ------------     ------------
Revenue                                                       $    913,435     $    744,324

Cost of revenue                                                    763,910          208,610
                                                              ------------     ------------
             Gross profit                                          149,525          535,714

General and administrative expenses                              6,689,089          910,741
                                                              ------------     ------------
             Loss from operations                               (6,539,564)        (375,027)
                                                              ------------     ------------

Other (Income) Expense
             Interest income                                        (3,397)          (2,931)
             Other income                                          (10,234)            (897)
             Interest expense                                        2,368            8,447
                                                              ------------     ------------
             Total Other (Income) Expense                          (11,263)           4,619
                                                              ------------     ------------

             Net income (loss)                                  (6,528,301)        (379,646)

Other comprehensive loss
                  Foreign currency translation gain (loss)          (2,371)           4,466
                                                              ------------     ------------

             Net Comprehensive Income (Loss)                  $ (6,530,672)    $   (375,180)
                                                              ============     ============

Basic and diluted weighted average shares outstanding           10,450,000        8,083,333
                                                              ============     ============

Basic and diluted loss per share                              $      (0.62)    $      (0.05)
                                                              ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                               2007            2006
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                                        $(6,528,301)    $  (379,646)
           Adjustments to reconcile net loss to net cash
              provided by (used in) operating activities:
           Depreciation and amortization                                        79,094          36,604
           Issuance of shares for compensation                               5,000,000              --
           (Increase) / decrease in current assets:
              Accounts receivables                                            (378,650)         54,391
              Deposit and other assets                                         231,038         (75,241)
              Increase / (decrease) in current liabilities:
              Accounts payable and accrued expenses                             (9,864)        122,841
              Deferred revenue                                                 153,886          52,795
                                                                           -----------     -----------
           Total Adjustments                                                 5,075,505         191,390
                                                                           -----------     -----------

           Net cash used in operating activities                            (1,452,797)       (188,256)
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Investment in intangible assets                                     (57,058)       (197,154)
           Purchase of property and equipment                                  (62,677)        (81,450)
                                                                           -----------     -----------

           Net cash used in investing activities                              (119,735)       (278,604)
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Loan from shareholders                                               25,636           5,517
           Loan from related parties                                            94,461          33,480
           Bank overdraft                                                       37,772              --
           Payments on bank loan                                               (19,719)        (15,625)
           Payment of convertible loan                                              --        (220,326)
           Proceeds from issuance of note payable                               70,363          32,298
           Collection on subscription receivable                               650,000              --
           Purchase of stock for retirement                                      1,674              --
           Proceeds from issuance of common stock                                   --       1,347,436
                                                                           -----------     -----------

           Net cash provided by financing activities                           860,187       1,182,780
                                                                           -----------     -----------

           Effect of exchange rate changes on cash and cash equivalents         (8,513)          7,589
                                                                           -----------     -----------

           Net increase/(decrease) in cash and cash equivalents               (720,858)        723,509

           Cash and cash equivalents, beginning balance                        729,762           6,253
                                                                           -----------     -----------

           Cash and cash equivalents, ending balance                       $     8,904     $   729,762
                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES:

           Cash paid during the year for:

                Interest payments                                          $     2,368     $     8,447
                                                                           ===========     ===========

           Non cash transactions:

           Issuance of shares for compensation                             $ 5,000,000     $        --
                                                                           ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006


                                                           Capital Stock           Additional     Subscription
                                                        Shares         Amount    Paid in Capital   Receivable
                                                     -----------    -----------  ---------------  ------------
Balance December 31, 2005                              7,700,000    $     7,700    $   361,494    $        --

Recapitalization as result of reverse acquisition      1,925,000          1,925             --             --

Sale of shares                                           375,000            375      1,649,625       (650,000)

Foreign currency translation loss                             --             --             --             --

Net loss                                                      --             --             --             --

                                                     -----------    -----------    -----------    -----------
Balance December 31, 2006                             10,000,000         10,000      2,011,119       (650,000)

Issuance of shares as compensation                       900,000            900      4,999,100             --

Proceeds from subscriptions receivable                        --             --             --        650,000

Foreign currency translation loss                             --             --             --             --

Net loss                                                      --             --             --             --

                                                     -----------    -----------    -----------    -----------
Balance December 31, 2007                             10,900,000    $    10,900    $ 7,010,219    $        --
                                                     ===========    ===========    ===========    ===========

                                                         Other                           Total
                                                     Comprehensive    Accumulated    Stockholders'
                                                          Loss           Deficit    Equity (Deficit)
                                                     -------------    -----------   ----------------
Balance December 31, 2005                             $    (1,523)    $  (509,579)    $  (141,908)

Recapitalization as result of reverse acquisition              --              --           1,925

Sale of shares                                                 --              --       1,000,000

Foreign currency translation loss                           4,466              --           4,466

Net loss                                                       --        (379,646)       (379,646)

                                                      -----------     -----------     -----------
Balance December 31, 2006                                   2,943        (889,225)        484,837

Issuance of shares as compensation                             --              --       5,000,000

Proceeds from subscriptions receivable                         --              --         650,000

Foreign currency translation loss                          (2,371)             --          (2,371)

Net loss                                                       --      (6,528,301)     (6,528,301)

                                                      -----------     -----------     -----------
Balance December 31, 2007                             $       572     $(7,417,526)    $  (395,835)
                                                      ===========     ===========     ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 1 - ORGANIZATION

      WealthCraft Systems, Inc, (formerly Parque La Quinta Estates) was organized October 29, 1992 under the laws of the State of Nevada. On November 13, 2007, WealthCraft Systems, Inc. ("WealthCraft") completed the transactions contemplated by that certain Exchange Agreement, dated as of October 19, 2007, by and among WealthCraft, certain shareholders of WealthCraft, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") and the shareholders of WealthCraft HK (the "Exchange Agreement"). Accordingly, WealthCraft acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft, which shares represent 70% of the issued and outstanding capital stock of WealthCraft after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft.

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

      WealthCraft, together with its subsidiary, WealthCraft HK, is an information technology company that designs, develops, markets and supports a flexible, scalable and secure technology platform for wealth management services for financial institutions, including investment advisory firms, securities brokerage firms, retail and private banks, mutual fund companies and insurance companies. Our focus is on the Asia market, primarily Hong Kong, Taiwan, Singapore and Mainland China, a market that currently lacks a comprehensive technology solution for servicing the growing wealth management industry. Because of a number of factors, including language and currency issues, existing products available in other parts of the world are not readily adaptable to the Asian market.

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

      Translation Adjustment

      As of December 31, 2007 and 2006, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY). Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," as a component of stockholders' equity.

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

      Accounts Receivable

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of December 31, 2007, management determined that all accounts receivable are collectible.

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

          Equipment                              3 - 5 years
          Computer Hardware and Software         3 - 5 years

      As of December 31, 2007 property and equipment consisted of the following:

                Office furniture and equipment           $  25,812
                Computer hardware and software             170,270
                                                         ---------
                                                           196,082

                Accumulated depreciation                   (82,372)
                                                         ---------
                Net                                      $ 113,710
                                                         =========

      Depreciation expense was $43,906 and $36,604 for years ended December 31, 2007, and 2006, respectively.

      Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

      Intangible Asset

      Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed," requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time production costs are capitalized until the product is available for general release to customers. As of March 1, 2006 we established technological feasibility for Advisor Workbench 2.0 but it was not yet available for general release and, accordingly, we have capitalized all development costs through the end of August 1, 2007. As of December 31, 2007, $253,394 has been capitalized and will be amortized over the useful life, generally two to three years from the general release date.

      Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs," establishes accounting and reporting standards for research and development. In accordance with SFAS 2, costs we incur to enhance our existing products after the general release of the service using the product are expensed in the period they are incurred and included in research and development costs in our statements of operations.

      Software Development Cost                 $ 253,394

      Accumulated amortization                    (35,194)
                                                ---------
      Total                                     $ 218,200
                                                =========

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of December 31, 2007.

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 shall be paid from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company. As of December 31, 2007 there is no subscription receivable outstanding.

      On June 5, 2007, the Company awarded two officers an aggregate of 900,000 shares of common stock valued at $5.56 per share, or $5,000,000, based upon market price at the date of issuance, for services that were provided to the Company as compensation. The officers provided various services to the Company which included market research, strategic planning and identifying investment bankers.

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

      Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax ("EIT") on WealthCraft Shenzhen is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax. We qualified as a new technology enterprise and under PRC Income Tax Laws; we are therefore subject to a preferential tax rate of 15%.

      Following is the reconciliation of income tax credit

      December 31, 2007                                H.K     PRC
                                                       ---     ---
      Provision for income and local tax               $ 0     $ 0

      U.S Statutory rates                               35%     35%

      Foreign income not recognized in U.S             -35%    -35%

      HK and PRC Income tax                              0%      0%

      December 31, 2006                                H.K     PRC
                                                       ---     ---
      Provision for income and local tax               $ 0     $ 0

      U.S Statutory rates                               35%     35%

      Foreign income not recognized in U.S             -35%    -35%

      HK and PRC Income tax                              0%      0%

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 6- DEFERRED  REVENUE

      Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of December 31, 2007, deferred income amounted to $358,547.

Note 7 - NOTES PAYABLE

      At December 31, 2007, the Company had notes payable in the aggregate amount of $16,111, payable as follows:

                       Description
      ------------------------------------------------
      Secured note payable to a bank in                      $15,221
      Hong Kong, interest at the rate of 4% per annum, due on April 30, 2009

      Secured note payable to a bank in                          890
      Hong Kong, interest at the rate of 6% per annum,
      due on January 24, 2008
                                                             -------

      Total                                                   16,111
                                                             -------

      Current portion                                        $12,167
                                                             -------

      Long-term portion                                      $ 3,944
                                                             =======

Note 8- RELATED PARTY LOAN TRANSACTIONS

      As of December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to shareholders of the Company amounting to $394,068. These loans are payable on demand

Note 9 - OTHER COMPREHENSIVE  LOSS

      Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at December 31, 2007 is as follows:

                                                Accumulated Other
                                               Comprehensive Loss
                                               ------------------
      Balance at December 31, 2006                  $ 2,943
      Foreign currency loss                          (2,371)
                                                    -------
      Balance at December 31, 2007                  $   572
                                                    =======

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 10 - COMMITTMENTS

      The Company leases office and plant facilities under operating leases which terminate on March 6, 2007 and July 31, 2009. Rental expense for these leases consisted of $136,111 for the year ended December 31, 2007. The Company has future minimum lease obligations as follows:

             2008                $136,263
             2009                  58,133
                                 --------
             Total               $194,396
                                 ========


Note 11 - CURRENT VULNERABILITY DUE TO RISK FACTORS

      Our operations are carried out in Hong Kong (HK) and the People's Republic of China (PRC). Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the HK and PRC, by the general state of the HK and PRC's economy. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note 13 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $7,417,739 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

Note 14 - SUBSEQUENT EVENT

      On February 15, 2008, WealthCraft Systems Inc. (the "Company") and its President and CEO, Kelly Tallas, entered into a Heads of Agreement (the "Heads of Agreement") with EAB Systems (Australia) Limited ("EABA"). EABA is a joint venture company established by EAB Systems (Hong Kong) Limited ("EAB") and Raw Capital Partners Limited. The Heads of Agreement outlines a strategy to establish an organization to develop Asia's leading provider of technology and information services in the life insurance and wealth management industry in the Asia Pacific region.

      Under the terms of the Agreement, the Company entered into a Master License Agreement (the "License Agreement") pursuant to which the Company will be licensed to distribute products developed by EAB and licensed to EABA exclusively in Australia and New Zealand and worldwide to clients introduced by EABA and its affiliates. The products have been developed for use in the wealth management, insurance and financial services industries.

      In consideration for the grant of the license, WealthCraft has agreed to issue EABA such number of shares as will result in EABA owning sixty percent of the outstanding capital stock of the Company after giving effect to the issuance and the financing described below.

      The transactions contemplated by the Heads of Agreement and the License Agreement are subject to the Company completing a financing of a minimum of $5 million and a maximum of $20 million at a price which is acceptable to both the Company and EABA.