Form 10-Q
period 2008-03-31
WEALTHCRAFT SYSTEMS INC.
filed 2008-05-15
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

                   |_| REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

     Unit A, 9/F On Hing Building, No. 1 On Hing Terrace, Central Hong Kong
                    (Address of Principal Executive Offices)

                                +[852] 3586-8233
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|

Non-accelerated filer |_|                          Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 15, 2008, there were 10,900,000 shares of Common Stock outstanding.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........24

Item 4T. Controls and Procedures..............................................24

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........25

Item 3.  Defaults Upon Senior Securities......................................33

Item 4.  Submission of Matters to a Vote of Security Holders..................33

Item 5.  Other Information....................................................33

Item 6.  Exhibits.............................................................33

Signatures....................................................................33

Certifications

      31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Chief Executive Officer's Certificate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Chief Financial Officer's Certificate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of March 31, 2008 (Unaudited)
and December 31, 2007                                                          2

Unaudited Condensed Consolidated Statements of Operations                      3

Unaudited Condensed Consolidated Statements of Cash Flow                       4

Notes to unaudited Condensed Consolidated Financial Statements                 5

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS

                                                                           March 31, 2008        December 31, 2007
                                                                           --------------        -----------------
Current Assets                                                              (UNAUDITED)
     Cash and cash equivalents                                              $    24,118             $     8,904
     Accounts receivable                                                        357,558                 432,132
     Deposit and other assets                                                    31,399                  33,853
                                                                            -----------             -----------
             Total Current Assets                                               413,075                 474,889
                                                                            -----------             -----------

Property and equipment, net                                                     115,630                 113,710
                                                                            -----------             -----------

Intangible asset, net                                                           211,146                 218,200
                                                                            -----------             -----------

             Total Assets                                                   $   739,851             $   806,799
                                                                            ===========             ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable and accrued expenses                                  $   141,011             $   201,975
     Bank overdraft                                                              35,113                  37,778
     Deferred income                                                            540,926                 358,547
     Loan from related parties                                                   80,624                 113,792
     Loan payable                                                               142,208                  80,363
     Current portion, note payable                                               11,513                  12,167
                                                                            -----------             -----------

             Total Current Liabilities                                          951,395                 804,622
                                                                            -----------             -----------

Long Term Liabilities
     Shareholder loan payable                                                   394,990                 394,068
     Note payable, net of current portion                                           997                   3,944
                                                                            -----------             -----------
             Total Long Term  Liabilities                                       395,987                 398,012
                                                                            -----------             -----------

             Total Liabilities                                                1,347,382               1,202,634
                                                                            -----------             -----------

Stockholders' Equity (Deficit)
     Common stock, $.001 par value, 25,000,000
     shares authorized, 10,900,000 issued and outstanding                        10,900                  10,900
     Additional paid in capital                                               7,010,219               7,010,219
     Other comprehensive Income                                                  44,211                     572
     Accumulated deficit                                                     (7,672,861)             (7,417,526)
                                                                            -----------             -----------

             Total Stockholders' Equity (Deficit)                              (607,531)               (395,835)
                                                                            -----------             -----------

             Total Liabilities and Stockholders' Equity (Deficit)           $   739,851             $   806,799
                                                                            ===========             ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                                                  2008             2007
                                                                              ------------     ------------
Revenue                                                                       $    386,091     $    178,736

Cost of revenue                                                                    275,128          133,559
                                                                              ------------     ------------
                          Gross profit                                             110,963           45,177

General and administrative expenses                                                365,294          632,344

                                                                              ------------     ------------
                          Loss from operations                                    (254,331)        (587,167)
                                                                              ------------     ------------

Other (Income) Expense
                          Interest income                                              (18)            (627)

                          Other income                                                 122             (827)
                          Interest expense                                             899              723
                                                                              ------------     ------------
                          Total Other (Income) Expense                               1,003             (731)
                                                                              ------------     ------------

                          Net income (loss)                                       (255,334)        (586,436)

Other comprehensive loss
                               Foreign currency translation gain (loss)             43,639          (18,933)
                                                                              ------------     ------------

                          Net Comprehensive Income (Loss)                     $   (211,695)    $   (605,369)
                                                                              ============     ============

Basic and diluted weighted average shares outstanding                           10,900,000        8,083,333
                                                                              ============     ============

Basic and diluted loss per share                                              $      (0.02)    $      (0.07)
                                                                              ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                                               2008           2007
                                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                              $(255,334)     $(586,436)

      Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Depreciation and amortization                                            32,650         10,342
      (Increase) / decrease in current assets:

         Accounts receivables                                                  75,467        (43,691)

         Deposit and other assets                                               2,530        (12,387)
         Increase / (decrease) in current liabilities:

         Accounts payable and accrued expenses                                (61,268)      (111,759)

         Deferred revenue                                                     181,257        (76,068)
                                                                            ---------      ---------

      Total Adjustments                                                       230,636       (233,563)
                                                                            ---------      ---------

      Net cash used in operating activities                                   (24,698)      (819,999)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

      Investment in intangible assets                                              --        (29,416)

      Purchase of property and equipment                                           --        (49,659)
                                                                            ---------      ---------

      Net cash used in investing activities                                        --        (79,075)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

      Loan from related parties                                               (22,450)        57,490
      Bank overdraft                                                           (2,749)

      Payments on bank loan                                                    (3,634)        (4,966)

      Proceeds from issuance of note payable                                   71,844        361,790
                                                                            ---------      ---------

      Net cash provided by financing activities                                43,011        414,314
                                                                            ---------      ---------

      Effect of exchange rate changes on cash and cash equivalents             (3,098)        23,275
                                                                            ---------      ---------

      Net increase/(decrease) in cash and cash equivalents                     15,214       (461,485)

      Cash and cash equivalents, beginning balance                              8,904        729,762
                                                                            ---------      ---------

      Cash and cash equivalents, ending balance                             $  24,118      $ 268,277
                                                                            =========      =========

SUPPLEMENTAL DISCLOSURES:

      Cash paid during the year for:

           Income tax payments                                              $      --      $      --
                                                                            =========      =========

           Interest payments                                                $     899      $     723
                                                                            =========      =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

      WealthCraft Systems, Inc. (formerly Parque La Quinta Estates) was organized October 29, 1992 under the laws of the State of Nevada. On November 13, 2007, WealthCraft Systems, Inc. ("WealthCraft") completed the transactions contemplated by that certain Exchange Agreement, dated as of October 19, 2007, by and among WealthCraft, certain shareholders of WealthCraft, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") and the shareholders of WealthCraft HK (the "Exchange Agreement"). Accordingly, WealthCraft acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft, which shares representED 70% of the issued and outstanding capital stock of WealthCraft after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft.

      WealthCraft HK was incorporated under the laws in Hong Kong on August 1, 2003. On September 19, 2005, WealthCraft Systems (Shenzhen) Limited ("WealthCraft Shenzhen"), a private limited company, was organized under the laws of the People's Republic of China. WealthCraft Shenzhen is owned 100% by WealthCraft HK. When used in these notes, the terms "Company," "we," "our," or "us" mean WealthCraft Systems, Inc. and its wholly-owned subsidiary WealthCraft HK and its wholly-owned subsidiary WealthCraft Shenzhen.

      The Company through its acquisition of WealthCraft HK is no longer considered a development stage company.

      WealthCraft is an information technology company that designs, develops, markets and supports a flexible, scalable and secure technology platform for wealth management services for financial institutions, including investment advisory firms, securities brokerage firms, retail and private banks, mutual fund companies and insurance companies. Our focus is on the Asia market, primarily Hong Kong, Taiwan, Singapore and Mainland China, a market that we believe currently lacks a comprehensive technology solution for servicing the growing wealth management industry. Because of a number of factors, including language and currency issues, existing products available in other parts of the world are not readily adaptable to the Asian market.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by Wealthcraft pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), Form 10-QSB, Article 8-03 of Regulation S-X, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

      Translation Adjustment

      As of March 31, 2008, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY), respectively. Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," as a component of stockholders' equity.

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

      Accounts Receivable

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of March 31, 2008 and December 31, 2007, the Company did not reserve any allowance for doubtful debts.

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

               Equipment                                3 - 5 years
               Computer Hardware and Software           3 - 5 years

      As of March 31, 2008 and December 31, 2007 property and equipment consisted of the following:

                                                3/31/2008     12/31/2007
                                                ---------     ----------
         Office furniture and equipment         $ 131,936     $ 116,311
         Computer hardware and software            80,187        79,771
                                                ---------     ---------
                                                  212,123       196,082

         Accumulated depreciation                 (96,493)      (82,372)
                                                ---------     ---------
                                                $ 115,630     $ 113,710
                                                =========     =========

      Depreciation expense was $11,518 and $10,342 for the three months ended March 31, 2008, and 2007, respectively.

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

                                              3/31/2008     12/31/2007
                                              ---------     ----------
      Software Development Cost              $  294,778     $  253,394

      Accumulated amortization                  (83,632)       (35,194)
                                             ----------     ----------
      Total                                  $  211,146     $  218,200
                                             ==========     ==========

      The intangible assets are amortized amortized over the useful life, generally two to three years from the general release date. Amortization expenses were $21,132 and $0 for the three months ended March 31, 2008 and 2007, respectively.

      Amortization expenses for the Company's intangible assets over the next fiscal years are estimated to be:

          March 31,      $   84,528
               2009          84,528
               2010          42,090
               2011      ----------
          Total          $  211,146
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

      Revenue from licensing arrangements is accounted for as subscriptions, with billings recorded as deferred revenue and recognized as revenue ratably over the billing coverage period. Certain licensing arrangements include rights to receive future versions of software product on a when-and-if-available basis.

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

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from our normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. We have a diversified customer base, most of which is in Hong Kong, Taiwan, Singapore and Mainland China. We control credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of March 31, 2008 and December 31, 2007.

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

      In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

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

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

      In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities". The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 was payable from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company. As of March 31, 2008, all subscription amounts were paid and there is no subscription receivable outstanding.

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

Note 4 - SHARE EXCHANGE AGREEMENT

      On November 13, 2006, WealthCraft completed the Transactions contemplated by the certain Exchange Agreement. Accordingly, WealthCraft acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft, which shares represented 70% of the issued and outstanding capital stock of WealthCraft after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft.

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

Note 5 - INCOME TAXES

      The Company is incorporated in the State of Navada and has operations in primarily two tax jurisdictions - the Peoples Republic of China (the "PRC"), Hong Kong ("HK") and the United States (the "US"). For certain operations in the US, HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2007. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes from continuing operations on income consists of the following for the three month periods ended March 31, 2008 and 2007:

                                                        2008           2007
        US Current Income Tax Expense (Benefit)
        Federal                                      $       -      $       -
        State                                                -              -
                                                     $       -      $       -

        PRC and HK Current Income Expense            $       -      $       -
        (Benefit)

        Total Provision for Income Tax               $       -      $       -

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

        ---------------------------------------------------------------------
                                                               2008      2007
        ---------------------------------------------------------------------
        Tax expense (credit) at statutory rate - federal        34%       34%
        ---------------------------------------------------------------------
        State tax expense net of federal tax                     6%       6%
        ---------------------------------------------------------------------
        Changes in valuation allowance                         (40%)     (40%)
        ---------------------------------------------------------------------
        Foreign income tax - PRC                                18%       15%
        ---------------------------------------------------------------------
        Exempt from income tax due to net loss                 (18%)     (15)%
        ---------------------------------------------------------------------
        Tax expense at actual rate                               0%        0%
        ---------------------------------------------------------------------

      United States of America

      As of March 31, 2008, the Company had approximately $5,671,704 in net operating loss carry forwards available to offset future taxable income in the United States. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the Company at March 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the Company's management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2008 and December 31, 2007.

        ------------------------------------------------------------------------
                                            March 31, 2008     December 31, 2007
        ------------------------------------------------------------------------
        Net operation loss carry forward     $    68,060          $ 5,603,643
        ------------------------------------------------------------------------
        Total deferred tax assets              1,928,379            1,905,239
        ------------------------------------------------------------------------
        Less: valuation allowance             (1,928,379)          (1,905,239)
        ------------------------------------------------------------------------
        Net deferred tax assets              $        --          $        --
        ------------------------------------------------------------------------

      People's Republic of China (PRC)

      Pursuant to the PRC Income Tax Laws, the Company's subsidiary, WealthCraft Shenzhen, is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. WealthCraft Shenzhenis qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

      As of January 1, 2008, the new Enterprise Income Tax ("EIT") law replaced the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company's current applicable EIT rate under new EIT law is 18%, an amount which was approved by local Tax regulators.

      As of March 31, 2008 and 2007, WealthCraft Shenzhen had net operating loss carry forwards which can be carried forward five years to offset future taxable income. The deferred tax assets for WealthCraft Shenzhen at March 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of March 31, 2008 and December 31,2007.

        ------------------------------------------------------------------------
                                            March 31, 2008     December 31, 2007
        ------------------------------------------------------------------------
        Net operation loss carry forward     $   187,274         $  1,813,883
        ------------------------------------------------------------------------
        Total deferred tax assets                300,173              272,082
        ------------------------------------------------------------------------
        Less: valuation allowance               (300,173)            (272,082)
        ------------------------------------------------------------------------
        Net deferred tax assets              $        --         $         --
        ------------------------------------------------------------------------

      Aggregate net deferred tax assets

      The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2008 and December 31, 2007:

        ------------------------------------------------------------------------
                                            March 31, 2008     December 31, 2007
        ------------------------------------------------------------------------
        Aggregate:
        ------------------------------------------------------------------------
        Total deferred tax assets            $   2,228,552      $    2,177,321
        ------------------------------------------------------------------------
        Less: valuation allowance               (2,228,552)         (2,177,321)
        ------------------------------------------------------------------------
        Net deferred tax assets              $          --      $           --
        ------------------------------------------------------------------------

Note 6- DEFERRED  REVENUE

      Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of March 31, 2008 and December 31, 2007, deferred income amounted to $540,926 and $358,547, respectively.

Note 7 - NOTES PAYABLE

      As of March 31, 2008 and December 31, 2007, the Company had notes payable in the aggregate amount of $12,510 and $16,111, respectively. Notes payable are as follows:

                        Description                             3/31/2008     12/31/2007
      ------------------------------------------------          ---------     ----------
      Secured note payable to a bank in
      Hong Kong, interest at the rate of 4% per annum,
      due on April 30, 2009                                     $ 12,510       $ 15,221

      Secured note payable to a bank in
      Hong Kong, interest at the rate of 6% per annum,
      due on January 24, 2008                                         --            890
                                                                --------       --------

      Total                                                       12,510         16,111
                                                                --------       --------
      Current portion                                           $ 11,513       $ 12,167
                                                                --------       --------
      Long-term portion                                         $    997       $  3,944
                                                                ========       ========

Note 8 - RELATED PARTY LOAN TRANSACTIONS

      As of March 31, 2008 and December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to shareholders of the Company amounting to $394,990 and $394,068, respectively. These loans are payable on demand.

      As of March 31, 2008 and December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to a company amounting to $142,208 and $80,363, respectively. These loans are payable on demand.

Note 9 - OTHER COMPREHENSIVE  LOSS

      Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at March 31, 2008 and December 31, 2007 is as follows:

                                               Accumulated Other
                                              Comprehensive Loss
                                              ------------------
      Balance at December 31, 2006            $            2,943
      Foreign currency loss 2007                          (2,371)
                                              ------------------
      Balance at December 31, 2007            $              572
      Foreign currency gain 2008                          43,639
                                              ------------------
      Balance at March 31, 2008               $           44,211
                                              ==================


Note 10 - COMMITMENTS

      The Company leases office and plant facilities under operating leases which terminate on March 6, 2007 and July 31, 2009. Rental expense for these leases consisted of $38,162 and $30,334 for the three months ended March 31, 2008 and 2007, respectively. The Company has future minimum lease obligations as follows:

                2009             $  88,117
                                 ---------
                Total            $  88,117
                                 =========


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

Note 12 - STATUTORY COMMON WELFARE FUND

      In accordance with the laws and regulations of the PRC, WealthCraft Shenzhen must make appropriations from its after-tax profits to the statutory surplus reserves and statutory public welfare fund for staff and workers. The proportion of allocation for reserve is 5 to 10 percent of the profit after tax until the accumulated amount of allocation for statutory reserve reaches 50 percent of the registered capital. Statutory surplus reserves are to be utilized to offset prior years' losses or to increase the share capital.

      The General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of March 31, 2008 and December 31, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note 13 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $7,672,861 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) the acquisition of profitable operations through issuance of equity instruments; and 2) actively seeking additional funding; and 3) the restructurization of the acquired subsidiaries to increase profits and minimize the liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains statements relating to future results of WealthCraft Systems Inc. ("WealthCraft Holdings") (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which we have made significant investments, slower than anticipated penetration into the wealth management market; changes in product requirements resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products; general economic and industry conditions; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; and other risks and uncertainties as are detailed from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-Q, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

The following presentation of management's discussion and analysis of financial condition and results of operation for WealthCraft Systems Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of WealthCraft Systems Inc. for the years ended December 31, 2007 and 2006 and the unaudited financial statements of WealthCraft Systems Inc. contained elsewhere in this report. In this report, unless the context otherwise requires, references to WealthCraft, the "Company", "we", "us" or "our" include WealthCraft Holdings and its subsidiaries, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") WealthCraft Systems (Shenzhen) Limited, a China company and wholly-owned subsidiary of WealthCraft HK ("WealthCraft SZ"), and references to our business mean the combined businesses of WealthCraft Holdings, WealthCraft HK and WealthCraft SZ.

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

We are an information technology company that designs, develops, markets and supports a flexible, scalable and secure technology platform for wealth management services for financial institutions, including investment advisory firms, securities brokerage firms, retail and private banks, mutual fund companies and insurance companies. Our focus is on Asia, primarily Hong Kong, Taiwan, Singapore and Mainland China, a market that our management believes currently lacks a comprehensive technology solution for servicing the growing wealth management industry. Because of a number of factors, including language and currency issues, existing products available in other parts of the world are not readily adaptable to the Asia market.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following table presents the statement of operations for the three months ended March 31, 2008 as compared to the comparable period of the three months ended March 31, 2007. The discussion following the table is based on these results.

                                                  2008              2007
                                              -----------       -----------

      Revenue, net                            $   386,091       $   178,736

      Cost of sales                               275,128           133,559
                                              -----------       -----------
              Gross profit                        110,963            45,177

      General and administrative expenses         365,294           632,344
                                              -----------       -----------

              Loss from operations               (254,331)         (587,167)
                                              -----------       -----------

      Other (Income) Expense
              Interest income                         (18)             (627)
              Other income                            122              (827)
              Interest expense                        899               723
                                              -----------       -----------
              Total Other (Income) Expense          1,003              (731)
                                              -----------       -----------

      Net Income (loss)                       $  (255,334)      $  (586,436)
                                              ===========       ===========

Net revenue

Net revenue for the three months ended March 31, 2008 totaled $386,091 compared to $178,736 for the three months ended March 31, 2007, an increase of $207,355, or approximately 116%. The increase was due to the additional interest and demand for our services and products from existing customers. Sales also increased as the result of new projects that were started during the end of the second quarter and the fourth quarter of 2007. The projects include our professional services agreement with Wing Lung Bank Ltd. and Bank of China Holding Limited. Revenue from professional services increased approximately

$68,193 for the three months ended March 31, 2008. Annual license fees increased approximately $67,825 as a result of recognizing the subscription revenue of new businesses launched after the second quarter of 2007. In the first quarter of 2008, we recognized our first income from the sale of Microsoft's CRM products for approximately $87,669.

Cost of Sales

Cost of sales for the three months ended March 31, 2008 totaled $275,128, or 71.3% of net revenue, compared to $133,559, or approximately 74.7 % of net revenue, for the three months ended March 31, 2007, an increase of $141,569, or approximately 106%. The increase in dollars and percentage was due to an increase in net revenue for the three months ended March 31, 2008 and in the number of employees that were hired since March 31, 2007 to meet our increased sales level.

Operating Expense

General and administrative expenses for the three months ended March 31, 2008 totaled $365,294, or approximately 95% of net revenue, compared to $632,344, or approximately 354% of net revenue, for the three months ended March 31, 2007, a decrease of $268,050, or approximately 42%. During the three months ended March 31, 2008, the Company's general and administrative expenses were increased due to the initial costs associated with being a public company. Total expenses related to being a public company for the three months ended March 31, 2008 were $68,060 as compared to $393,950 for the three months ended March 31, 2007.

Excluding the costs associated with being a public company, general and administrative expenses for the three months ended March 31, 2008 totaled $294,234 compared to $238,394 as of March 31, 2007, an increase of $58,840 or approximately 24.7%. The increase was primarily due to the hiring of additional employees due to the growth of our business and the costs associated with promoting and marketing the Company's products and services to both new and existing clients.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2008 totaled $(254,331), or approximately 66% of net revenue, compared to $(587,167), or approximately 329% of net revenue, for the three months ended March 31, 2007, a decrease of $332,836, or approximately 57 %. The decrease in loss from operations was primarily due to the increase in revenue and decrease expenses associated with being a public company that was spend for the three month ended March 31, 2008 as compared to March 31, 2007.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2008 totaled $(255,334) compared to $(586,436) for the three months ended March 31, 2007, an increase of $331,102 or approximately 56.5%. The decrease in net loss was primarily due to the reasons as described above.

Liquidity and Capital Resources

Cash has historically been generated from operations although we raised $1,000,000 from the sale of our common stock in 2006. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $24,118 and $8,904 at March 31, 2008 and December 31, 2007, respectively, and current assets totaled $413,075 at March 31, 2008. The Company's total current liabilities were $951,395 at March 31, 2008. Working capital at March 31, 2008 was $(548,320). During the three months ended March 31, 2008 and 2007, net cash used in operating activities was $24,698 and $819,998, respectively.

Our operations and short term financing do not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. In this regard, we have entered into we have into an agreement with EAB Systems (Australia) Limited, a joint venture of EAB Systems (Hong Kong) Limited and RAW Capital Partners, pursuant to which we intend to raise between $5 million and $20 million. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by our ability to enter into financings and raise capital.

Capital expenditures

Total capital expenditures during the three months ended March 31, 2008 and 2007 were $0 and $79,075, respectively, for the purchase of fixed assets and intangible assets.

Working Capital Requirements

Historically, operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. CONTROLS AND PROCEDURES

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

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

                                    PART II.

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

Item 1A. RISK FACTORS

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

Future sales of our shares in the public market could negatively affect our stock price

If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of May 15, 2008, we had 10,900,000 shares outstanding. Although 8,275,000 of our shares constitute restricted securities under the Securities Act, 2,415,592 shares are currently eligible to be freely sold into the marketplace. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

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

                                                      WEALTHCRAFT SYSTEMS INC.
                                                           (Registrant)


Date: May 15, 2008                                  /s/ Kelly Jay Michael Tallas
                                                    ---------------------------
                                                    Kelly Jay Michael Tallas
                                                    Chief Executive Officer

Date: May 15, 2008                                  /s/ Xiao Zhen Li
                                                    ---------------------------
                                                    Xiao Zhen Li
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