Form 10KSB/A
period 2007-12-31
WEALTHCRAFT SYSTEMS INC.
filed 2008-07-31
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                        Commission file number 000-51575

                            WEALTHCRAFT SYSTEMS INC.
                 (Name of small business issuer in its charter)

                Nevada                                           88-0409165
    -------------------------------                           ----------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      Unit A, 9/F On Hing Building
          1 On Hing Terrace,
         Central Hong Kong SAR
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip code)

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

                             -----------------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements or the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes |_| No |X|

The registrant's total consolidated revenues for the fiscal year ended December 31, 2007 were $913,435.

The aggregate market value of the common equity held by non-affiliates of the registrant was $18,182,664 as of March 27, 2008.

The number of shares outstanding of the registrant's common equity as of March 27, 2008 was 10,900,000 shares.

WealthCraft Systems, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") solely for the purpose of adding certain disclosures to Part II. This Amendment is needed to complete Part II of the Form 10-KSB. In connection with the filing of this Amendment and pursuant to the rules of the SEC, the Company is including with the Amendment, certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the March 31, 2008 filing of the Company's Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

                            WEALTHCRAFT SYSTEMS INC.

                        2007 FORM 10-KSB/A ANNUAL REPORT

                                TABLE OF CONTENTS

EXPLANATORY NOTE      PART I                                                Page

ITEM 8A.     CONTROLS AND PROCEDURES                                           4

ITEM 8B.     OTHER INFORMATION                                                 4

                                     PART II

ITEMS 8A/8T. CONTROLS AND PROCEDURES
Evaluation of our Disclosure Controls

Under the supervision and with the participation of our management, which consists of Kelly J. Tallas and Jenny Li, who, respectively, serve as our Chief Executive Officer and Chief Financial Officer ('Certifying Officers"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 13d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Act") , as of December 31, 2007. Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures as of the end of such period are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The system includes but is not limited to: a documented organizational structure and division of responsibility; established policies and procedures to foster a strong ethical climate which is communicated throughout the Company; regular reviews of our financial statements by qualified individuals; and the careful selection, training and development of our people.

Our management, including our Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our fiscal year ending December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This amended annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial accounting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Report.

8B. OTHER INFORMATION

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WEALTHCRAFT SYSTEMS INC.


Date: July 30, 2008                         By: /s/Kelly Jay Michael Tallas
                                                ---------------------------
                                                Kelly Jay Michael Tallas
                                                Chief Executive Officer


                                            By: /s/ Xiao Zhen Li
                                                ---------------------------
                                                Xiao Zhen Li
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Kelly Jay Michael Tallas   Chairman, Chief Executive Officer and       July 30, 2008
----------------------------   President (principal executive officer)
Kelly Jay Michael Tallas


/s/ Xiao Zhen Li               Chief Financial Officer (principal          July 30, 2008
----------------------------   financial and accounting officer)
Xiao Zhen Li