Form 10-Q
period 2008-06-30
WEALTHCRAFT SYSTEMS INC.
filed 2008-08-14
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

                                       OR

                   |_| REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-51575

                            WEALTHCRAFT SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

               Nevada                                  88-0409165
-------------------------------------    ---------------------------------------
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

As of August 14, 2008, there were 10,900,000 shares of Common Stock outstanding.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I.

                              FINANCIAL INFORMATION

Item 1.      Financial Statements............................................  1

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................... 25

Item 3.      Quantitative Disclosures About Market Risk...................... 32

Item 4.      Controls and Procedures......................................... 32

Item 4(T).   Controls and Procedures......................................... 32

                                    PART II.

                                OTHER INFORMATION

Item 1.      Legal Proceedings............................................... 33

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds..... 42

Item 3.      Defaults Upon Senior Securities................................. 42

Item 4.      Submission of Matters to a Vote of Security Holders............. 42

Item 5.      Other Information............................................... 42

Item 6.      Exhibits........................................................ 42

Signatures................................................................... 42

Certifications

      31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Chief Executive Officer's Certificate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Chief Financial Officer's Certificate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I.

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                TABLE OF CONTENTS


                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                TABLE OF CONTENTS


Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited)
and December 31, 2007                                                          2

Unaudited Condensed Consolidated Statements of Operations                      3

Unaudited Condensed Consolidated Statements of Cash Flows                      4

Notes to unaudited Condensed Consolidated Financial Statements                 5

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      June 30, 2008       December 31, 2007
                                                                    -----------------     -----------------
Current Assets                                                         (UNAUDITED)
            Cash and cash equivalents                               $          31,023     $           8,904
            Accounts receivable                                               477,048               432,132
            Deposit and other assets                                           28,455                33,853
                                                                    -----------------     -----------------
                    Total Current Assets                                      536,526               474,889
                                                                    -----------------     -----------------

Property and equipment, net                                                   106,762               113,710
                                                                    -----------------     -----------------

Intangible asset, net                                                         193,043               218,200
                                                                    -----------------     -----------------

                    Total Assets                                    $         836,331     $         806,799
                                                                    =================     =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
            Accounts payable and accrued expenses                   $         320,440     $         201,975
            Bank overdraft                                                     39,539                37,778
            Deferred income                                                   541,464               358,547
            Loan from related parties                                          86,127               113,792
            Loan payable                                                      185,134                80,363
            Current portion, note payable                                       9,687                12,167
                                                                    -----------------     -----------------

                    Total Current Liabilities                               1,182,391               804,622
                                                                    -----------------     -----------------

Long Term Liabilities
            Shareholder loan payable                                          394,068               394,068
            Note payable, net of current portion                                    0                 3,944
                                                                    -----------------     -----------------
                    Total Long Term  Liabilities                              394,068               398,012
                                                                    -----------------     -----------------

                    Total Liabilities                                       1,576,459             1,202,634
                                                                    -----------------     -----------------

Stockholders' Equity (Deficit)
            Common stock, $.001 par value, 25,000,000
            shares authorized, 10,900,000 issued and outstanding               10,900                10,900
            Additional paid in capital                                      7,010,219             7,010,219
            Other comprehensive Income                                         35,698                   572
            Accumulated deficit                                            (7,796,946)           (7,417,526)
                                                                    -----------------     -----------------

                    Total Stockholders' Equity (Deficit)                     (740,128)             (395,835)
                                                                    -----------------     -----------------

            Total Liabilities and Stockholders' Equity (Deficit)    $         836,331     $         806,799
                                                                    =================     =================

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS PERIODS ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                         Three month period ended June 30,      Six month period ended June 30,
                                                              2008               2007               2008               2007
                                                         --------------     --------------     --------------     --------------
Revenue                                                  $      387,288     $      171,657            773,379     $      350,393

Cost of revenue                                                 180,097            173,495            455,225            307,054
                                                         --------------     --------------     --------------     --------------
        Gross profit                                            207,191             (1,838)           318,154             43,339

General and administrative expenses                             330,298          5,341,487            695,592          5,973,831

                                                         --------------     --------------     --------------     --------------
        Loss from operations                                   (123,107)        (5,343,325)          (377,438)        (5,930,492)
                                                         --------------     --------------     --------------     --------------

Other (Income) Expense
        Interest income                                              --             (2,545)               (18)            (3,172)
        Other income                                                 95             (2,354)               217             (3,181)
        Interest expense                                            882                599              1,781              1,322

                                                         --------------     --------------     --------------     --------------
        Total Other (Income) Expense                                977             (4,300)             1,980             (5,031)
                                                         --------------     --------------     --------------     --------------

        Loss before income taxes                               (124,084)        (5,339,025)          (379,418)        (5,925,461)

Provision for income taxes                                           --                 --                 --                 --

        Net income (loss)                                      (124,084)        (5,339,025)          (379,418)        (5,925,461)

Other comprehensive loss
             Foreign currency translation gain (loss)            (7,943)            (6,785)            35,698            (25,718)
                                                         --------------     --------------     --------------     --------------

        Net Comprehensive Income (Loss)                  $     (132,027)    $   (5,345,810)          (343,720)    $   (5,951,179)
                                                         ==============     ==============     ==============     ==============

Basic and diluted weighted average shares outstanding        10,900,000         10,900,000         10,900,000         10,333,333
                                                         ==============     ==============     ==============     ==============

Basic and diluted loss per share                         $        (0.01)    $        (0.49)             (0.03)    $        (0.57)
                                                         ==============     ==============     ==============     ==============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                             2008            2007
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                        $  (379,418)    $(5,925,461)

         Adjustments to reconcile net loss to net cash
            provided by (used in) operating activities:
         Depreciation and amortization                                        65,285          15,415
         Issuance of shares for compensation                                      --       5,000,000
         (Increase) / decrease in current assets:
            Accounts receivables                                             (44,941)       (276,924)
            Other receivable Related party                                    10,000              --
            Deposit and other assets                                           5,401         264,482
            Increase / (decrease) in current liabilities:
            Accounts payable and accrued expenses                            118,505          28,727
            Deferred revenue                                                 183,017          (4,282)
                                                                         -----------     -----------

         Total Adjustments                                                   337,267       5,027,419
                                                                         -----------     -----------

         Net cash used in operating activities                               (42,152)       (898,042)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in intangible assets                                          --         (57,170)
         Purchase of property and equipment                                       --         (53,543)
                                                                         -----------     -----------

         Net cash used in investing activities                                    --        (110,713)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Loan from related parties                                           (27,679)         43,365
         Bank overdraft                                                        1,762              --
         Payments on bank loan                                                (6,427)        (10,039)
         Proceeds from issuance of note payable                              104,771              --
         Collection on subscription receivable                                    --         407,304
                                                                         -----------     -----------

         Net cash provided by financing activities                            72,426         440,630
                                                                         -----------     -----------

         Effect of exchange rate changes on cash and cash equivalents         (8,156)         (3,836)
                                                                         -----------     -----------
         Net increase/(decrease) in cash and cash equivalents                 22,119        (571,962)

         Cash and cash equivalents, beginning balance                          8,904         729,762
                                                                         -----------     -----------

         Cash and cash equivalents, ending balance                       $    31,023     $   157,800
                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURES:

         Cash paid during the year for:

            Income tax payments                                          $        --     $        --
                                                                         ===========     ===========

            Interest payments                                            $     1,781     $     1,322
                                                                         ===========     ===========

         Non cash Transactions:

         Issuance of shares for compensation                             $        --     $ 5,000,000
                                                                         ===========     ===========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

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

      WealthCraft HK was incorporated under the laws in Hong Kong on August 1, 2003. On September 19, 2005, WealthCraft Systems (Shenzhen) Limited ("WealthCraft Shenzhen"), a private limited company was organized under the laws of the People's Republic of China. WealthCraft Shenzhen is owned 100% by WealthCraft HK. When used in these notes, the terms "WealthCraft," "Company," "we," "our," or "us" mean WealthCraft Systems, Inc. and its wholly owned subsidiary WealthCraft HK and its wholly owned subsidiary WealthCraft Shenzhen.

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 1 - ORGANIZATION (Continued)

      WealthCraft offers financial institutions a complete, customized solution for their wealth management business. Our principal business solution, Advisor Workbench, which is implemented through our proprietary technology, gives financial professionals the tools and services required to develop and expand their wealth management business, including customer relationship management, financial planning, investment research, portfolio management and trade execution. This enables financial institutions to enhance customer loyalty, enhance financial advisor productivity, strengthen customer relationships and increase assets under management. We also offer an integrated back-office system providing order execution, order management and portfolio and commission management. The final product offering allows institutions to access the industry standard SWIFTnet funds transfer system thereby allowing automated mutual fund transactions which are generally manually performed in Asia.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by Wealthcraft, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Article 8-03 of Regulation S-X, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Translation Adjustment

      As of June 30, 2008, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY). Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," as a component of stockholders' equity.

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Accounts Receivable

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of June 30, 2008 and December 31, 2007, the company did not reserve any allowance for doubtful debts.

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

               Equipment                             3 - 5 years
               Computer Hardware and Software        3 - 5 years

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      As of June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

                                          June 30, 2008       December 31, 2007
                                        -----------------     -----------------
      Office furniture and equipment    $          26,232     $         116,311
      Computer hardware and software              188,302                79,771
                                        -----------------     -----------------
                                                  214,534               196,082

      Accumulated depreciation                   (107,772)              (82,372)
                                        -----------------     -----------------
                                        $         106,762     $         113,710
                                        =================     =================

      Depreciation expense was $23,029 and $15,415 for the six months ended June 30, 2008, and 2007, respectively.

      Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

      Intangible Asset

      Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for Costs of Computer Software to be Sold, Leased, or otherwise Marketed," requires companies to expense software development costs as they incur them until technological feasibility has been established, at which time production costs are capitalized until the product is available for general release to customers. As of March 1, 2006 we established technological feasibility for Advisor Workbench 2.0 but it was not yet available for general release and, accordingly, we capitalized all development costs through the end of August 1, 2007 at which time it was available for general release.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                          June 30, 2008       December 31, 2007
                                        -----------------     -----------------
      Software Development Cost         $         297,596     $         253,394

      Accumulated amortization                   (104,553)              (35,194)
                                        -----------------     -----------------
      Total                             $         193,043     $         218,200
                                        =================     =================

      The intangible assets are amortized over the useful life, generally two to three years from the general release date. Amortization expense was $42,255 and $0 for the six months ended June 30, 2008 and 2007.

      Amortization expenses for the Company's intangible assets over the next fiscal years is estimated to be:

      June 30,
           2009    $ 84,528
           2010      84,528
           2011      23,987
                   --------
      Total        $193,043
                   ========

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Research and Development Costs

      Research  and  development  costs are  accounted  for in  accordance  with several accounting pronouncements, including Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs," and Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established.

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

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of June 30, 2008 and December 31, 2007.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

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

      In March 2008, the FASB issued FASB Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities." The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer:  a)  recognizes  and measures in its  financial  statements  the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

      On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

      The FASB has issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts." SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 3 - COMMON STOCK

      On November 13, 2006, the board of directors submitted to, and a majority of shareholders eligible to vote, approved a proposal that, pursuant to the terms of a Share Exchange Agreement (see Note 4), the Company acquired all of the outstanding capital stock of WealthCraft HK in exchange for 7,000,000 shares of the Company's common stock (the "Transaction"). This issuance of the Company's common stock was intended to be exempt from registration under the Securities Act of 1933, as amended ("Securities Act").

      In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 5,075,000 shares of the Company's common stock resulting in 2,625,000 shares of common stock outstanding prior to the issuance of the above 7,000,000 shares.

      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 will be paid from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company. As of June 30, 2008 there is no subscription receivable outstanding.

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

Note 4 - SHARE EXCHANGE AGREEMENT

      On November 13, 2006, WealthCraft Systems Inc. completed the transactions contemplated by that certain Exchange Agreement, dated as of October 19, 2006, by and among WealthCraft, certain shareholders of WealthCraft, WealthCraft HK and the shareholders of WealthCraft HK (the "Exchange Agreement"). Accordingly, WealthCraft acquired all of the issued and outstanding shares of stock of WealthCraft HK, in exchange for the issuance in the aggregate of 7,000,000 shares of common stock of WealthCraft, which shares represented 70% of the issued and outstanding capital stock of WealthCraft after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, WealthCraft HK became a wholly-owned subsidiary of WealthCraft.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 4 - SHARE EXCHANGE AGREEMENT (Continued)

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

Note 5 - INCOME TAXES

      The Company is registered in the State of Nevada and has operations in three tax jurisdictions - the People's Republic of China (PRC), Hong Kong
      (HK) and the United States. For certain operations in the US, HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2008. Accordingly, the Company has no net deferred tax assets.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 5 - INCOME TAXES (Continued)

      The provision for income taxes from continuing operations on income consists of the following for the six month periods ended June 30, 2008 and 2007:

                                                 June 30, 2008     June 30, 2007
                                                 -------------     -------------
      US Current Income Tax Expense (Benefit)
        Federal                                  $          --     $          --
        State                                               --                --
                                                 -------------     -------------
                                                            --                --
      PRC and HK Current Tax Expense                        --                --
          Total                                  $          --     $          --
                                                 -------------     -------------

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

      --------------------------------------------------------------------------
                                                                 2008      2007
      --------------------------------------------------------------------------
      Tax expense (credit) at statutory rate - federal            34%       34%
      --------------------------------------------------------------------------
      State tax expense net of federal tax                         6%        6%
      --------------------------------------------------------------------------
      Changes in valuation allowance                             (40%)     (40%)
      --------------------------------------------------------------------------
      Foreign income tax - PRC                                    18%       15%
      --------------------------------------------------------------------------
      Exempt from income tax due to net loss                     (18%)     (15)%
      --------------------------------------------------------------------------
      Tax expense at actual rate                                   0%        0%
      --------------------------------------------------------------------------

      United States of America

      As of June 30, 2008, the Company in the United States had approximately $5,764,261 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 5 - INCOME TAXES (Continued)

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2008 and December 31, 2007.

      -------------------------------------------------------------------------
                                           June 30, 2008      December 31, 2007
      -------------------------------------------------------------------------
      Net operation loss carry forward   $       5,764,261    $       5,603,643
      -------------------------------------------------------------------------
      Total deferred tax assets                  1,959,849            1,905,239
      -------------------------------------------------------------------------
      Less: valuation allowance                 (1,959,849)          (1,905,239)
      -------------------------------------------------------------------------
      Net deferred tax assets            $              --    $              --
      -------------------------------------------------------------------------

      People's Republic of China (PRC)

      Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

      Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company's applicable EIT rate under new EIT law is 18% which was approved by local Tax department.

      As of June 30, 2008 and 2007, the Company's PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for the PRC subsidiary at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of June 30, 2008 and December 31,2007.

      -------------------------------------------------------------------------
                                            June 30, 2008     December 31, 2007
      -------------------------------------------------------------------------
      Net operation loss carry forward    $       2,219,357   $       1,813,883
      -------------------------------------------------------------------------
      Total deferred tax assets                     399,484             272,082
      -------------------------------------------------------------------------
      Less: valuation allowance                    (399,484)           (272,082)
      -------------------------------------------------------------------------
      Net deferred tax assets             $              --   $              --
      -------------------------------------------------------------------------

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 5 - INCOME TAXES (Continued)

      Aggregate net deferred tax assets

      The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2008 and December 31, 2007:

      -------------------------------------------------------------------------
                                           June 30, 2008      December 31, 2007
      -------------------------------------------------------------------------
      Aggregate:
      -------------------------------------------------------------------------
      Total deferred tax assets          $       2,359,333    $       2,177,321
      -------------------------------------------------------------------------
      Less: valuation allowance                 (2,359,333)          (2,177,321)
      -------------------------------------------------------------------------
      Net deferred tax assets            $              --    $              --
      -------------------------------------------------------------------------

Note 6 - DEFERRED REVENUE

      Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of June 30, 2008 and December 31, 2007, deferred income amounted to $541,464 and $358,547, respectively.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 7 - NOTES PAYABLE

      As of June 30, 2008 and December 31, 2007, the Company had notes payable in the aggregate amount of $9,687 and $16,111, respectively. Payables are as follows:

                         Description                        June 30, 2008      December 31, 2007
      ------------------------------------------------    -----------------    -----------------
      Secured note payable to a bank in                   $           9,687    $          15,221
      Hong Kong, interest at the rate of 4% per annum,
      due on April 30, 2009

      Secured note payable to a bank in                                  --                  890
      Hong Kong, interest at the rate of 6% per annum,
      due on January 24, 2008
                                                          -----------------    -----------------
      Total                                                           9,687               16,111
                                                          -----------------    -----------------
      Current portion                                     $           9,687    $          12,167
                                                          -----------------    -----------------
      Long-term portion                                   $              --    $           3,944
                                                          =================    =================

Note 8 - RELATED PARTY LOAN TRANSACTIONS

      As of June 30, 2008 and December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to shareholders of the Company amounting to $394,068. These loans are payable on demand.

      As of June 30, 2008 and December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to a shareholder of the Company amounting to $185,134 and $80,363, respectively. These loans are payable on demand.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 9 - OTHER COMPREHENSIVE LOSS

      Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at June 30, 2008 and December 31, 2007 is as follows:

                                             Accumulated Other
                                            Comprehensive Loss
                                            ------------------
      Balance at December 31, 2006          $            2,943
      Foreign currency loss 2007                        (2,371)
                                            ------------------
      Balance at December 31, 2007                         572
      Foreign currency gain 2008                        35,126
                                            ------------------
      Balance at June 30, 2008              $           35,698
                                            ==================

Note 10 - COMMITMENTS

      The Company leases office and plant facilities under operating leases which terminate on January 14, 2009 and July 31, 2009. Rental expense for these leases consisted of $77,038 and $63,947 for the six months ended June 30, 2008 and 2007, respectively. The Company has future minimum lease obligations as follows:

             June 30,
             2009         $132,991
             2010            9,326
                          --------
             Total        $142,317
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

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

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

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2008 and December 31, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note 13 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $7,796,945 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007

Note 14 - Contingency

      On February 15, 2008, WealthCraft Systems Inc. (the "Company") and its President and CEO, Kelly Jay Michael Tallas ("Tallas"), entered into a Heads of Agreement (Agreement) with EAB Systems (Australia) Limited ("EABA"). EABA is a joint venture company established by EAB Systems (Hong
      Kong)Limited ("EAB") and Raw Capital Partners Limited. The Heads of Agreement outlined a strategy to establish an organization to develop Asia's leading provider of technology and information services in the life insurance and wealth management industry in the Asia Pacific region.

      Under the terms of the Agreement, the Company entered into a Master License Agreement (the "License Agreement") pursuant to which the Company was licensed to distribute products developed by EAB and licensed to EABA exclusively in Australia and New Zealand and worldwide to clients introduced by EABA and its affiliates. The products have been developed for use in the wealth management, insurance and financial services industries.

      On June 20, 2008 the Company and Tallas formally notified EABA that they were terminating the Heads of Agreement, and the License Agreement, as a result of the failure of both parties to satisfy the conditions to consummate the transactions contemplated by the Agreement.

      By letters dated June 27, 2008 and July 8, 2008 EABA advised the Company that it rejected the Company's attempt to terminate the Heads of Agreement and License Agreement. The Company believes that its position in terminating the Heads of Agreement and License Agreement is correct and is contemplating legal action against EABA.

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

Introduction

      The following presentation of management's discussion and analysis of financial condition and results of operation for WealthCraft Holdings has been prepared by its internal management and should be read in conjunction with the audited financial statements of WealthCraft Holdings for the years ended December 31, 2007 and 2006 and the unaudited financial statements of WealthCraft Holdings contained elsewhere in this report. In this report, unless the context otherwise requires, references to WealthCraft, the "Company", "we", "us" or "our" include WealthCraft Holdings and its subsidiaries, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK") WealthCraft Systems (Shenzhen) Limited, a China company and wholly-owned subsidiary of WealthCraft HK ("WealthCraft SZ"), and references to our business mean the combined businesses of WealthCraft Holdings, WealthCraft HK and WealthCraft SZ.

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

Recent Developments

      On February 15, 2008, WealthCraft Holdings and its President and CEO, Kelly Jay Michael Tallas ("Tallas"), entered into a Heads of Agreement (the "Heads of Agreement") with EAB Systems (Australia) Limited ("EABA"). EABA is a joint venture company established by EAB Systems (Hong Kong) Limited ("EAB") and Raw Capital Partners Limited. The Heads of Agreement outlined a strategy to establish an organization to develop Asia's leading provider of technology and information services in the life insurance and wealth management industry in the Asia Pacific region.

      Under the terms of the Agreement, the Company entered into a Master License Agreement (the "License Agreement") pursuant to which the Company was licensed to distribute products developed by EAB and licensed to EABA exclusively in Australia and New Zealand and worldwide to clients introduced by EABA and its affiliates. The products have been developed for use in the wealth management, insurance and financial services industries. In consideration for the grant of the license, WealthCraft agreed to issue EABA such number of shares as will result in EABA owning sixty (60) percent of the outstanding capital stock of the Company after giving effect to the issuance and the financing described below.

      By letter dated June 20, 2008, the Company and Tallas terminated the Heads of Agreement and the License Agreement as a result of the failure of the parties to satisfy the conditions to consummate the transactions contemplated by the Heads of Agreement, including without limitation the failure of the Company to complete a financing of a minimum of $5 million and a maximum of $20 million at a price that is acceptable to both the Company and EABA, the failure of the Company's executives to enter into mutually acceptable employment agreements with the Company and the failure to agree on other mutually acceptable documentation for the transaction.

      By letters dated June 27, 2008 and July 8, 2008 (the "EABA Letters"), EABA advised the Company that it rejected the Company's attempt to terminate the Heads of Agreement and License Agreement. The Company believes that its position in terminating the Heads of Agreement and License Agreement is correct and is contemplating legal action against EABA. Since June 27, there has been no further communication with EABA.

Results of Operations

Results of Operations for the Three Months Ended June 30, 2008 and 2007

The following table presents the statement of operations for the three months ended June 30, 2008 as compared to the comparable period of the three months ended June 30, 2007. The discussion following the table is based on these results.

                                                      2008             2007
                                                  ------------     ------------
Revenue, net                                      $    387,288     $    171,657

Cost of sales                                          180,097          173,495
                                                  ------------     ------------
        Gross profit                                   207,191           (1,838)

General and administrative expenses                    330,298        5,341,487
                                                  ------------     ------------

        Loss from operations                          (123,107)      (5,343,325)
                                                  ------------     ------------

Other (Income) Expense
        Interest income                                      0           (2,545)
        Other (income) expense                              95           (2,354)
        Interest expense                                   882              599
                                                  ------------     ------------

        Total Other (Income) Expense                       977           (4,300)
                                                  ------------     ------------

Net Income (loss)                                 $   (124,084)    $ (5,339,025)
                                                  ============     ============

Net Revenue

      Net revenue for the three months ended June 30, 2008 totaled $387,288 compared to $171,657 for the three months ended June 30, 2007, an increase of $215,631, or approximately 126%. Our software license revenue increased approximately $138,000 related to two new accounts during the quarter. In addition, our revenue for professional services increased approximately $100,000 due to additional demand for such services from existing customers new customers during the quarter. Data service revenue decreased approximately $22,000. Our data service revenue has decreased due to the completion of two contracts that we had over the last year.

Cost of Sales

      Cost of sales for the three months ended June 30, 2008 totaled $180,097, or approximately 47% of net revenue, compared to $173,495, or approximately 101% of net revenue, for the three months ended June 30, 2007, an increase of $6,602, or approximately 4%. As a percentage of net revenue cost of sales decreased by 54%. The decrease in the percentage of cost of sales compared to sales was due to our ability to increase our revenue while retaining the same fixed cost structure.

Operating Expense

      General and administrative expenses for the three months ended June 30, 2008, totaled $330,298, or approximately 85% of net revenue, compared to $5,341,487, or approximately 3,112% of net revenue, for the three months ended June 30, 2007, a decrease of $5,011,189, or approximately 94%. In the three months ended June 30, 2007 compensation of $5,000,000 was paid to two officers and employees of the company in shares of our stock for their past and future services.

      Excluding the one time charges of $5,000,000 in stock compensation for comparative purposes from the quarterly results of June 30, 2007, general and administrative expenses were $341,487 compared to $330,298 for the quarter ended June 30, 2008. A decrease of $11,189, or 3.3%.

Income (Loss) from Operations

      Loss from operations for the three months ended June 30, 2008 totaled $(123,107), or approximately 32% of net revenue, compared to $(5,343,325), or approximately 3,113% of net revenue, for the three months ended June 30, 2007, a decrease of $5,220,218, or approximately 98%. The decrease in loss from operations was primarily due to the increase in revenue and the decrease in expenses associated with the officers and employee compensation that was recorded during the three month ended June 30, 2007.

      Excluding the one time charges of $5,000,000 in stock compensation from the quarterly results of June 30, 2007 for comparative purposes the loss from operations for the quarter ending June 30, 2007 would have been $(343,325), or 200% of net revenue, compared to a loss of $(123,107), or 32% of net revenue for the quarter ended June 30, 2008. The loss from operations decreased by $220,218, or 64%. The decrease in loss from operations was primarily due to the increase in net revenues of $215,631 while our cost of sales and our general and administrative expenses remained generally constant.

Net Income (Loss)

      Net loss for the three months ended June 30, 2008 totaled $(124,084) compared to $(5,339,025) for the three months ended June 30, 2007, a decrease of $5,214,941 or approximately 98%. The decrease in net loss was primarily due to the reasons as described above.

Results of Operations for the Six Months Ended June 30, 2008 and 2007.

      The following table presents the statement of operations for the six months ended June 30, 2008 as compared to the comparable period of June 30, 2007. The discussion following the table is based on these results.

                                                      2008             2007
                                                  ------------     ------------
Revenue, net                                      $    773,379     $    350,393

Cost of sales                                          455,225          307,054
                                                  ------------     ------------
        Gross profit                                   318,154           43,339

General and administrative expenses                    695,592        5,973,831
                                                  ------------     ------------

        Loss from operations                          (377,438)      (5,930,492)
                                                  ------------     ------------

Other (Income) Expense
        Interest income                                    (18)          (3,172)
        Other (income) expense                             217           (3,181)
        Interest expense                                 1,781            1,322
                                                  ------------     ------------

        Total Other (Income) Expense                     1,980           (5,031)
                                                  ------------     ------------

Net Income (loss)                                 $   (379,418)    $ (5,925,461)
                                                  ============     ============

Net Revenue

      Net revenue for the six months ended June 30, 2008 totaled $773,379 compared to $350,393 for the six months ended June 30, 2007, an increase of $422,986, or approximately 121%. The increase was due to the additional demand for our services and products from existing customers as well as the addition of three new customers. Our revenue from software licenses increased approximately $206,400 and our professional service fees increased approximately $167,800. Revenue of approximately $87,700 was generated from the resale of CRM products as an authorized dealer from Microsoft. Our revenue from data services decreased by $39,000 during the six months ended June 30, 2008 as compared to 2007 due to the completion of two contracts during the current period.

Cost of Sales

      Cost of sales for the six months ended June 30, 2008, totaled $455,225, or approximately 59% of net revenue, compared to $307,054, or approximately 88% of net revenue, for the six months ended June 30, 2007, an increase of $148,171, or approximately 48%. The increase was due to the hiring of two additional employees and to more employee wages being allocated directly to projects during the current year as sales increased. Wages as a component of cost of sales increased by $182,513 over the same period in 2007. Also during the six months ended June 30, 2008 cost of sales related to our data services decreased by $34,313 due to the completion of two contracts in this period.

      As a percentage of net revenue our cost of sales decreased by 29% due to our ability to increase revenue while not increasing our fixed costs.

Operating Expense

      General and administrative expenses for the six months ended June 30, 2008 totaled $695,592, or approximately 90% of net revenue, compared to $5,973,831, or approximately 1,705% of net revenue, for the six months ended June 30, 2007, a decrease of $5,278,239, or approximately 88%. In the six months ended June 30, 2007 compensation of $5,000,000 was paid to three officers and employees of the company in shares of our stock for their past and future services.

      Excluding the one time charge of $5,000,000 in stock compensation for comparative purposes from the results for the six months ended June 30, 2007, general and administrative expenses were $973,831 compared to $695,592 for the six months ended June 30, 2008. A decrease of $278,239, or 28.6%. The decrease is attributable to the reduction in our administrative staff and the reallocation of other staff to cost of sales due to our increase in sales. Our wages for the six months ended June 30, 2008 decreased by $222,513 as compared to the six months ended June 30, 2007.

Income (Loss) from Operations

      Loss from operations for the six months ended June 30, 2008 totaled $(377,438), or approximately 49% of net revenue, compared to $(5,930,492), or approximately 1,693% of net revenue, for the six months ended June 30, 2007, a decrease of $5,553,054, or approximately 94%. The decrease in loss from operations was primarily due to the increase in revenue and the decrease in expenses associated with the $5,000,000 of officers and employee stock compensation incurred during the six month ended June 30, 2008 as compared to June 30, 2007.

      Excluding the one time charges of $5,000,000 in stock compensation for comparative purposes from the results for the six months ended June 30, 2007, loss from operations was $(930,492) compared to $(377,438) for the six months ended June 30, 2008. A decrease of $553,054, or 59.4%. The decrease is our net loss is due to an increase of our net revenues and a decrease in our operating expenses as described above.

Net Income (Loss)

      Net loss for the six months ended June 30, 2008 totaled $(379,418) compared to $(5,925,461) for the six months ended June 30, 2007, a decrease of $5,546,043 or approximately 94%. The decrease in net loss was primarily due to the reasons as described above.

Liquidity and Capital Resources

      Cash has historically been generated from operations, although we raised $1 million from the sale of our Common Stock in 2006. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $31,023 and $8,904 at June 30, 2008 and December 31, 2007 and current assets totaled $536,526 at June 30, 2008. The Company's total current liabilities were $1,182,391 at June 30, 2008. Working capital at June 30, 2008 was $(645,865). During the six months ended June 30, 2008 and 2007, net cash used in operating activities was $42,152 and $898,042, respectively.

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

Capital expenditures

      Total capital expenditures during the six months ended June 30, 2008 and 2007 were $0 and $110,713, respectively, for the purchase of fixed assets and intangible assets.

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

ITEM 3. Quantitative Disclosures About Market Risk

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures.

      Not applicable.

Item 4(T). Controls and Procedures.

      (a) Management's Quarterly Report on Internal Control Over Financial Reporting.

      Under the supervision and with the participation of our management, which consists of Kelly J. Tallas and Jenny Li, who, respectively, serve as our Chief Executive Officer and Chief Financial Officer ('Certifying Officers"), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 13d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Act"), as of June 30, 2008.

      The system includes but is not limited to: a documented organizational structure and division of responsibility; established policies and procedures to foster a strong ethical climate which is communicated throughout the Company; regular reviews of our financial statements by qualified individuals; and the careful selection, training and development of our people.

      Based on this evaluation, our Certifying Officers have concluded that our disclosure controls and procedures as of the end of such period are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Certifying Officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This quarterly Report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial accounting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Report.

      (b) Changes in Internal Control Over Financial Reporting.

      Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our quarter ending June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

Item 1. Legal Proceedings.

      Neither Wealthcraft Holdings nor its subsidiaries is involved in any legal proceeding which may have a significant effect on its business, financial position, results of operations or liquidity. Except as described below, we are not aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity.

      On February 15, 2008, WealthCraft Holdings and its President and CEO, Kelly Jay Michael Tallas ("Tallas"), entered into a Heads of Agreement (the "Heads of Agreement") with EAB Systems (Australia) Limited ("EABA"). EABA is a joint venture company established by EAB Systems (Hong Kong) Limited ("EAB") and Raw Capital Partners Limited. The Heads of Agreement outlined a strategy to establish an organization to develop Asia's leading provider of technology and information services in the life insurance and wealth management industry in the Asia Pacific region.

      Under the terms of the Agreement, the Company entered into a Master License Agreement (the "License Agreement") pursuant to which the Company was licensed to distribute products developed by EAB and licensed to EABA exclusively in Australia and New Zealand and worldwide to clients introduced by EABA and its affiliates. The products have been developed for use in the wealth management, insurance and financial services industries. In consideration for the grant of the license, WealthCraft agreed to issue EABA such number of shares as will result in EABA owning sixty (60) percent of the outstanding capital stock of the Company after giving effect to the issuance and the financing described below.

      By letter dated June 20, 2008, the Company and Tallas terminated the Heads of Agreement and the License Agreement as a result of the failure of the parties to satisfy the conditions to consummate the transactions contemplated by the Heads of Agreement, including without limitation the failure of the Company to complete a financing of a minimum of $5 million and a maximum of $20 million at a price that is acceptable to both the Company and EABA, the failure of the Company's executives to enter into mutually acceptable employment agreements with the Company and the failure to agree on other mutually acceptable documentation for the transaction.

      By letters dated June 27, 2008 and July 8, 2008 (the "EABA Letters"), EABA advised the Company that it rejected the Company's attempt to terminate the Heads of Agreement and License Agreement. The Company believes that its position in terminating the Heads of Agreement and License Agreement is correct and is contemplating legal action against EABA. Since June 27, there has been no further communication with EABA.

Item 1A. Risk Factors.

Risk Factors

      Owning our shares contains a number of risks. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our shares could decline, and an investor may lose all or a part of the money paid to buy our shares.

Risks of our Business

Our dispute with EAB Systems (Australia) Limited could have adverse consequences on our business and capital structure

      As more particularly described in Item 1 of this Part II, we were a party to a Heads of Agreement and related licensing agreement with EAB Systems (Australia) Limited ("EABA"). On June 20, 2008, we terminated our agreement with EABA. By letters dated June 27, 2008 and July 8, 2008, EABA has advised us that it has rejected our purported termination. Although we have not had any further communication with EABA, if a legal proceeding were commenced, such a legal proceeding could be time consuming and costly even if we were to prevail. If EABA were to prevail, would could be forced to perform our obligations under the Heads of Agreement which could result in a change of control or otherwise result in an award of significant damages against us for breach. Any of the foregoing scenarios would have an adverse affect on our business and results of operations.

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of August 14, 2008, we had 10,900,000 shares outstanding. Although 8,275,000 of our shares constitute restricted securities under the Securities Act, 2,415,592 shares are currently eligible to be freely sold into the marketplace. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

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

                                                   WEALTHCRAFT SYSTEMS INC.
                                                        (Registrant)


Date: August 14, 2008                           /s/ Kelly Jay Michael Tallas
                                                --------------------------------
                                                Kelly Jay Michael Tallas
                                                Chief Executive Officer


Date: August 14, 2008                           /s/ Xiao Zhen Li
                                                --------------------------------
                                                Xiao Zhen Li
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