Form 10KSB/A
period 2007-12-31
WEALTHCRAFT SYSTEMS INC.
filed 2008-09-15
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2

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

Title of each class            Name of each exchange on which registered
-------------------            -----------------------------------------
       None                                        None

                           Securities registered Under Section 12(g) of the Act:
  Title of each class            Name of each exchange on which registered
  -------------------      -----------------------------------------------------
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

--------------------------------------------------------------------------------

The number of shares outstanding of the registrant's common equity as of March 27, 2008 was 10,900,000 shares.

WealthCraft Systems, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-KSB/A (this "Amendment") solely for the purpose of adding certain disclosures to Part II that were omitted in the filing. This Amendment is needed to complete
Part II of the Form 10-KSB. In connection with the filing of this Amendment and pursuant to the rules of the SEC, the Company is including with the Amendment, certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Amendment does not reflect events occurring after the March 31, 2008 filing of the Company's Annual Report, and does not modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

--------------------------------------------------------------------------------

                            WEALTHCRAFT SYSTEMS INC.

                        2007 FORM 10-KSB/A ANNUAL REPORT

                                TABLE OF CONTENTS

EXPLANATORY NOTE      PART I                                                Page

ITEM 8A.     CONTROLS AND PROCEDURES                                         4

ITEM 8B.     OTHER INFORMATION                                               6

                                     PART II

ITEMS 8A/8T. CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of December 31, 2007, our disclosure controls and procedures are not effective in view of our inadvertent omission of management's report on internal control over financial reporting and the existence of the material weakness in internal control over financial reporting described below.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that

            (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

            (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors;

            (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and

            (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In connection with the preparation of this amended Form 10-KSB, our Chief Executive Officer and Chief Financial Officer (our "Certifying Officers") conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and on the criteria set forth in Release No. 33-8238 entitled "Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports". As a result of that evaluation, management identified the following material weakness in our internal controls over financial reporting as of December 31, 2007:

            Insufficient Administrative Personnel: The Company has been operated by a small staff. The utilization of such a small staff may sometimes preclude segregation of duties and levels of review and approval that are the cornerstones of sound internal control systems. In addition, the members of the Company's staff who are responsible for financial reporting are not sufficiently familiar with the requirements imposed by the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation and the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and Release No. 33-8238, we have concluded that, as of December 31, 2007, our internal control over financial reporting is not effective. This amended annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial accounting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Our management has taken actions necessary to begin remediating the material weakness that was identified. We are actively seeking to hire additional administrative personnel, intend to consult with outside legal counsel more frequently regarding SEC reporting requirements and are training our current staff more extensively with respect to such requirements. We believe this measure will remediate the material weakness we identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and will continue to review our financial reporting controls and procedures.

Inherent Limitations of Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

            o Judgments in decision making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

            o Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

            o The design of any system of controls is based in part or certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions.

            o Over time, controls may become inadequate because of changes in circumstances, or conditions. Controls can also deteriorate in the degree of compliance associated with policies and procedures.

            o The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

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

                                             WEALTHCRAFT SYSTEMS INC.


Date: September 15, 2008                    By: /s/Kelly Jay Michael Tallas
                                                ---------------------------
                                                Kelly Jay Michael Tallas
                                                Chief Executive Officer


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


Date: September 15, 2008                    By: /s/Kelly Jay Michael Tallas
                                                ---------------------------
                                                Kelly Jay Michael Tallas
                                                Chief Executive Officer


                                            By: /s/ Xiao Zhen Li
                                                ---------------------------
                                                Xiao Zhen Li
                                                Chief Financial Officer