Form 10-Q
period 2008-09-30
WEALTHCRAFT SYSTEMS INC.
filed 2008-11-13
CIK 1119821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

                   |_| REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-51575

                            WEALTHCRAFT SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      88-0409165
--------------------------------------         ---------------------------------
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

As  of  November  8,  2008,  there  were  10,900,000   shares  of  Common  Stock
outstanding.

                    WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I.


                              FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................1

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................18

Item 3.     Quantitative Disclosures About Market Risk........................19

Item 4.     Controls and Procedures...........................................22

Item 4(T).  Controls and Procedures...........................................22

                                    PART II.

                                OTHER INFORMATION

Item 1.     Legal Proceedings.................................................24

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......31

Item 3.     Defaults Upon Senior Securities...................................31

Item 4.     Submission of Matters to a Vote of Security Holders...............31

Item 5.     Other Information.................................................31

Item 6.     Exhibits..........................................................31

Signatures....................................................................32

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

Item 1. Financial Statements.


                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                TABLE OF CONTENTS
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                TABLE OF CONTENTS

Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited)
and December 31, 2007                                                         3

Unaudited Condensed Consolidated Statements of Operations                     4

Unaudited Condensed Consolidated Statements of Cash Flows                     5

Notes to Unaudited Condensed Consolidated Financial Statements                6

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                  September 30, 2008  December 31, 2007
                                                                  ------------------  -----------------
                                                                     (UNAUDITED)
Current Assets
  Cash and cash equivalents                                          $     8,394         $     8,904
  Accounts receivable                                                    510,691             432,132
  Deposit and other assets                                                25,087              33,853
                                                                     -----------         -----------
    Total Current Assets                                                 544,172             474,889
                                                                     -----------         -----------

Property and equipment, net                                               97,631             113,710
                                                                     -----------         -----------

Intangible asset, net                                                    172,372             218,200
                                                                     -----------         -----------

    Total Assets                                                     $   814,175         $   806,799
                                                                     ===========         ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses                              $   273,939         $   201,975
  Bank overdraft                                                          37,576              37,778
  Deferred income                                                        747,934             358,547
  Loan from related parties                                                   --             113,792
  Loan payable                                                           225,837              80,363
  Current portion, note payable                                            6,870              12,167
                                                                     -----------         -----------
    Total Current Liabilities                                          1,292,155             804,622
                                                                     -----------         -----------

Long Term Liabilities
  Shareholder loan payable                                               392,997             394,068
  Note payable, net of current portion                                         0               3,944
                                                                     -----------         -----------
    Total Long Term Liabilities                                          392,997             398,012
                                                                     -----------         -----------
    Total Liabilities                                                  1,685,152           1,202,634
                                                                     -----------         -----------

Stockholders' Equity (Deficit)
  Common stock, $.001 par value, 25,000,000
  shares authorized, 10,900,000 issued and outstanding                    10,900              10,900
  Additional paid in capital                                           7,010,219           7,010,219
  Other comprehensive Income                                              51,696                 572
  Accumulated deficit                                                 (7,943,791)         (7,417,526)
                                                                     -----------         -----------

    Total Stockholders' Equity (Deficit)                                (870,977)           (395,835)
                                                                     -----------         -----------

      Total Liabilities and Stockholders' Equity (Deficit)           $   814,175         $   806,799
                                                                     ===========         ===========

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                Three month periods ended         Nine month periods ended
                                                      September 30,                     September 30,
                                              -----------------------------     -----------------------------
                                                  2008             2007             2008             2007
                                              ------------     ------------     ------------     ------------
Revenue                                       $    378,044     $    257,859     $  1,151,423     $    608,252

Cost of revenue                                    188,122          239,009          643,347          546,063
                                              ------------     ------------     ------------     ------------
  Gross profit                                     189,922           18,850          508,076           62,189

General and administrative expenses                335,412          329,289        1,031,004        6,303,120
                                              ------------     ------------     ------------     ------------
  Loss from operations                            (145,490)        (310,439)        (522,928)      (6,240,931)
                                              ------------     ------------     ------------     ------------

Other (Income) Expense
  Interest income                                      (19)             (73)             (37)          (3,245)
  Other income                                         717            1,623              934           (1,558)
  Interest expense                                     658              539            2,439            1,861
                                              ------------     ------------     ------------     ------------
  Total Other (Income) Expense                       1,356            2,089            3,336           (2,942)
                                              ------------     ------------     ------------     ------------

  Loss before income taxes                        (146,846)        (312,528)        (526,264)      (6,237,989)

Provision for income taxes                              --               --               --               --
                                              ------------     ------------     ------------     ------------

  Net loss                                        (146,846)        (312,528)        (526,264)      (6,237,989)

Other comprehensive loss
  Foreign currency translation gain (loss)          15,998            9,074           51,696          (16,644)
                                              ------------     ------------     ------------     ------------

  Net Comprehensive Loss                      $   (130,848)    $   (303,454)    $   (474,568)    $ (6,254,633)
                                              ============     ============     ============     ============

Basic and diluted weighted average
  shares outstanding                            10,900,000       10,900,000       10,900,000       10,333,333
                                              ============     ============     ============     ============

Basic and diluted loss per share              $      (0.01)    $      (0.03)    $      (0.05)    $      (0.60)
                                              ============     ============     ============     ============

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                      2008            2007
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $  (526,264)    $(6,237,989)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                        99,741          49,492
  Issuance of shares for compensation                                      --       5,000,000
  (Increase) / decrease in current assets:
    Accounts receivables                                              (76,526)       (333,095)
    Other receivable Related party                                     10,000              --
    Deposit and other assets                                            8,871      (4,760,555)
    Increase / (decrease) in current liabilities:
    Accounts payable and accrued expenses                              71,236          66,842
    Deferred revenue                                                  386,516          90,167
                                                                  -----------     -----------
  Total Adjustments                                                   499,838         112,851
                                                                  -----------     -----------
  Net cash used in operating activities                               (26,426)     (6,125,138)
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in intangible assets                                     (16,830)        (66,061)
  Purchase of property and equipment                                  (19,888)        (61,891)
                                                                  -----------     -----------
  Net cash used in investing activities                               (36,718)       (127,953)
                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from related parties                                                --         357,504
  Bank overdraft                                                         (354)             --
  Payment on loan from related parties                                (97,585)             --
  Payments on bank loan                                                (9,273)        (15,257)
  Proceeds from issuance of note payable                              145,473              --
  Collection on subscription receivable                                    --       5,200,353
                                                                  -----------     -----------
  Net cash provided by financing activities                            38,261       5,542,599
                                                                  -----------     -----------
  Effect of exchange rate changes on cash and cash equivalents         24,373         (16,670)
                                                                  -----------     -----------
  Net increase/(decrease) in cash and cash equivalents                   (510)       (727,162)
  Cash and cash equivalents, beginning balance                          8,904         729,762
                                                                  -----------     -----------
  Cash and cash equivalents, ending balance                       $     8,394     $     2,600
                                                                  ===========     ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Income tax payments                                           $        --     $        --
                                                                  ===========     ===========
    Interest payments                                             $     2,439     $     1,861
                                                                  ===========     ===========
  Non cash Transactions:
  Issuance of shares for compensation                             $        --     $ 5,000,000
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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by Wealthcraft Systems, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

      Translation Adjustment

      As of September 30, 2008, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY). Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," as a component of stockholders' equity.

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of WealthCraft and its wholly-owned subsidiary WealthCraft HK and its wholly-owned subsidiary WealthCraft Shenzhen. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

      Contingencies

      Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

      Accounts Receivable

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of September 30, 2008 and December 31, 2007, the company did not reserve any allowance for doubtful debts.

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


          Equipment                             3 - 5 years
          Computer Hardware and Software        3 - 5 years

      As of September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

                                          September 30, 2008   December 31, 2007
                                          ------------------   -----------------

Office furniture and equipment                 $  26,334          $ 116,311
Computer hardware and software                   190,504             79,771
                                               ---------          ---------
                                                 216,838            196,082

Accumulated depreciation                        (119,207)           (82,372)
                                               ---------          ---------
                                               $  97,631          $ 113,710
                                               =========          =========

      Depreciation expense was $33,983 and $33,964 for the nine months ended September 30, 2008, and 2007, respectively.

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

                                          September 30, 2008   December 31, 2007
                                          ------------------   -----------------
Software Development Cost                      $ 298,551          $ 253,394
Accumulated amortization                        (126,179)           (35,194)
                                               ---------          ---------
Total                                          $ 172,372          $ 218,200
                                               =========          =========

      The intangible assets are amortized amortized over the useful life, generally two to three years from the general release date. Amortization expense was $63,373 and $15,528 for the nine months ended September 30, 2008 and 2007, respectively.

      Amortization expenses for the Company's intangible assets over the next fiscal years is estimated to be:

            September 30,
                    2009              $   84,794
                    2010                  84,794
                    2011                   2,784
                                      ----------
            Total                     $  172,372
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

      We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position
      (SOP) 97-2, "Software Revenue Recognition." The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence
      (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, the fair value of which is recognized over the product's estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product's estimated life cycle could materially impact the amount of earned and deferred revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of September 30, 2008 and December 31, 2007.

      Recent accounting pronouncements

      In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Implementation of this pronouncement had no material effect on the Company.

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

      In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

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

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, "Business Combinations." This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer:  a)  recognizes  and measures in its  financial  statements  the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

      On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162. "The Hierarchy of Generally Accepted Accounting Principles," which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

      The FASB has issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts." SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements.

Note 3 - COMMON STOCK

      On November 13, 2006 the board of directors submitted to, and a majority of shareholders eligible to vote, approved a proposal that, pursuant to the terms of a Share Exchange Agreement (see Note 4), the Company acquired all of the outstanding capital stock of WealthCraft HK in exchange for 7,000,000 shares of the Company's common stock (the "Transaction"). This issuance of the Company's common stock was intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act").

      In connection with the Transaction, certain shareholders of the Company agreed to cancel an aggregate of 5,075,000 shares of the Company's common stock resulting in 2,625,000 shares of common stock outstanding prior to the issuance of the above 7,000,000 shares.

      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 shall be paid from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company. As of September 30, 2008, there is no subscription receivable outstanding.

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

Note 5 - INCOME TAXES

      The Company is registered in the State of Nevada and has operations in three tax jurisdictions - the People's Republic of China (PRC), Hong Kong
      (HK) and the United States. For certain operations in the US, HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2008. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes from continuing operations on income consists of the following for the six month periods ended September 30, 2008 and 2007:

                                         September 30, 2008   September 30, 2007
                                         ------------------   ------------------
US Current Income Tax Expense (Benefit)
  Federal                                     $      --          $      --
  State                                              --                 --
                                              ---------          ---------
                                                     --                 --
PRC and HK Current Tax Expense                       --                 --
  Total                                       $      --          $      --
                                              ---------          ---------

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
          ---------------------------------------------------------------------

      United States of America

      As of September 30, 2008, the Company in the United States had approximately $5,764,261 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2008 and December 31, 2007.

                                           September 30, 2008  December 31, 2007
          ---------------------------------------------------------------------
          Net operation loss carry forward        $5,764,261       $ 5,603,643
          ---------------------------------------------------------------------
          Total deferred tax assets                1,959,849         1,905,239
          ---------------------------------------------------------------------
          Less: valuation allowance              (1,959,849)       (1,905,239)
          ---------------------------------------------------------------------
          Net deferred tax assets                 $       -        $        -
          ---------------------------------------------------------------------

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

      As of September 30, 2008 and 2007, the Company's PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for the PRC subsidiary at September 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of September 30, 2008 and December 31,2007.

                                           September 30, 2008  December 31, 2007
          ---------------------------------------------------------------------
          Net operation loss carry forward    $   2,219,357   $    1,813,883
          ---------------------------------------------------------------------
          Total deferred tax assets                 399,484          272,082
          ---------------------------------------------------------------------
          Less: valuation allowance               (399,484)        (272,082)
          ---------------------------------------------------------------------
          Net deferred tax assets             $          -      $         -
          ---------------------------------------------------------------------

      Aggregate net deferred tax assets

      The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2008 and December 31, 2007:

                                           September 30, 2008  December 31, 2007
          ---------------------------------------------------------------------
          Aggregate:
          ---------------------------------------------------------------------
          Total deferred tax assets          $   2,359,333   $    2,177,321
          ---------------------------------------------------------------------
          Less: valuation allowance            (2,359,333)      (2,177,321)
          ---------------------------------------------------------------------
          Net deferred tax assets               $        -       $        -
          ---------------------------------------------------------------------

Note 6- DEFERRED  REVENUE

      Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of September 30, 2008 and December 31, 2007, deferred income amounted to $747,934 and $358,547, respectively.

Note 7 - NOTES PAYABLE

      As of September 30, 2008 and December 31, 2007, the Company had notes payable in the aggregate amount of $6,870 and $16,111, respectively. Payables are as follows:

                Description                         September 30, 2008   December 31, 2007
------------------------------------------------    ------------------   -----------------
Secured note payable to a bank in                        $ 6,870             $15,221
Hong Kong, interest at the rate of 4% per annum,
due on April 30, 2009

Secured note payable to a bank in                             --                 890
Hong Kong, interest at the rate of 6% per annum,
due on January 24, 2008
Total                                                      6,870              16,111
                                                         -------             -------
Current portion                                          $ 6,870             $12,167
                                                         -------             -------
Long-term portion                                        $    --             $ 3,944
                                                         =======             =======

Note 8- RELATED PARTY LOAN TRANSACTIONS

      As of September 30, 2008 and December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to shareholders of the Company, amounting to $395,666 and $394,068. These loans are payable on demand.

      As of September 30, 2008 and December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to a shareholder of the Company, amounting to $225,837 and $80,363, respectively. These loans are payable on demand.

Note 9 - OTHER COMPREHENSIVE LOSS

      Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at September 30, 2008 and December 31, 2007 is as follows:

                                                            Accumulated Other
                                                            Comprehensive Loss
                                                            ------------------
Balance at December 31, 2006                                     $  2,943
Foreign currency loss 2007                                         (2,371)
                                                                 --------
Balance at December 31, 2007                                          572
Foreign currency gain 2008                                         51,124
                                                                 --------
Balance at September 30, 2008                                    $ 51,696
                                                                 ========

Note 10 - COMMITTMENTS

      The Company leases office and plant facilities under operating leases which terminate on January 14, 2009 and July 31, 2009. Rental expense for these leases consisted of $116,356 and $63,947, for the nine months ended September 30, 2008 and 2007, respectively. The Company has future minimum lease obligations as follows:

            September 30,
            2009                       $    108,200
            2010                                 --
                                       ------------
            Total                      $    108,200
                                       ------------

Note 11 - MAJOR CUSTOMERS AND VENDORS

      For the nine months ended September 30, 2008 we had three customers which accounted for 83.6% of our revenue. There is approximately $836,890 receivable from these customers as of September 30, 2008. For the nine months ended September 30, 2007 we had two customers that accounted for 78% of our revenue. There was approximately $350,985 receivable from these customers as of September 30, 2007.

      For the nine months ended September 30, 2008 and 2007 we had no vendors that were greater then 10% of our purchases.

Note 12 - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note 13 - STATUTORY COMMON WELFARE FUND

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

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2008 and December 31, 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note 14 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $7,943,791 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken steps to provide the necessary capital to continue its operations. These steps include 1) seeking well established partners to bring our services and products into new market segments; and 2) maximizing and improving efficiency of internal resources; and 3) to continue actively seeking additional funding through issuance of equity instruments.

Note 15 - CONTINGENCY

      On February 15, 2008, WealthCraft Systems Inc. (the "Company") and its President and CEO, Kelly Jay Michael Tallas ("Tallas"), entered into a Heads of Agreement (the "Agreement") with EAB Systems (Australia) Limited ("EABA"). EABA is a joint venture company established by EAB Systems (Hong
      Kong)Limited ("EAB") and Raw Capital Partners Limited. The Heads of Agreement outlined a strategy to establish an organization to develop Asia's leading provider of technology and information services in the life insurance and wealth management industry in the Asia Pacific region.

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

      On June 20, 2008, the Company and Tallas formally notified EABA that they were terminating the Heads of Agreement, and the License Agreement, as a result of the failure of both parties to satisfy the conditions to consummate the transactions contemplated by the Agreement.

      By letters dated June 27, 2008 and July 8, 2008, EABA advised the Company that it rejected the Company's attempt to terminate the Heads of Agreement and License Agreement. The Company believes that its position in terminating the Heads of Agreement and License Agreement is correct and is contemplating legal action against EABA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

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

Introduction

      The following presentation of management's discussion and analysis of financial condition and results of operation for WealthCraft Holdings has been prepared by its internal management and should be read in conjunction with the audited financial statements of WealthCraft Holdings for the years ended December 31, 2007 and 2006 and the unaudited financial statements of WealthCraft Holdings contained elsewhere in this report. In this report, unless the context otherwise requires, references to WealthCraft, the "Company", "we", "us" or "our" include WealthCraft Holdings and its subsidiaries, WealthCraft Systems Ltd., a private limited company organized under the laws of the Hong Kong Special Administrative Region of the People's Republic of China ("WealthCraft HK"), WealthCraft Systems (Shenzhen) Limited, a China company and wholly-owned subsidiary of WealthCraft HK ("WealthCraft SZ"), and references to our business mean the combined businesses of WealthCraft Holdings, WealthCraft HK and WealthCraft SZ.

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

Results of Operations

Results of Operations for the Three Months Ended September 30, 2008 and 2007

      The following table presents the statement of operations for the three months ended September 30, 2008 as compared to the comparable period of the three months ended September 30, 2007. The discussion following the table is based on these results.

                                 Three months ended September 30,     Increase
                                      2007             2008          (Decrease)
                                  -----------      -----------      -----------

Revenue                           $   378,044      $   257,859      $   120,185

Cost of revenue                       188,122          239,009          (50,887)
                                  -----------      -----------      -----------

Gross profit                          189,922           18,850          171,072

General and administrative            335,412          329,289            6,123
                                  -----------      -----------      -----------

Loss from operations                 (145,490)        (310,439)         164,949

Other (income)/expense                  1,356            2,089             (733)
                                  -----------      -----------      -----------

Net loss                          $  (146,846)     $  (312,528)     $   165,682
                                  ===========      ===========      ===========

Net Revenue

      Net revenue for the three months ended September 30, 2008 totaled $378,044 compared to $257,859 for the three months ended September 30, 2007, an increase of $120,185, or approximately 46.6%. The increase was due an increase in our software license revenue of $191,095 related to two new contracts from large financial institutions in China. Our revenue from professional services decreased approximately $70,000 as we completed this phase of work on two previous contracts.

Cost of Revenue

      Cost of revenue for the three months ended September 30, 2008 totaled $188,122, or approximately 49.8% of net revenue, compared to $239,009, or approximately 92.7% of net revenue, for the three months ended September 30, 2007, a decrease of $50,887, or approximately 21.3%. This is in large part related to a reduction in the wages component of our costs of $15,495. As a percentage of net revenue, our cost of revenue decreased by 42.9%. The decrease in the percentage of cost of revenue compared to net revenue was due to our concentrated effort to control our costs and at the same time generate additional revenue.

Operating Expense

      General and administrative expenses for the three months ended September 30, 2008 totaled $335,412, or approximately 88.7% of net revenue, compared to $329,289, or approximately 127.7% of net revenue, for the three months ended September 30, 2007, a increase of $6,123, or approximately 1.9%. As a percentage of revenue our operating expense decreased by 39.0%. This decrease was due to our ability to increase our revenue without having to increase our fixed operating costs.

Loss from Operations

      Loss from operations for the three months ended September 30, 2008 totaled $145,490, or approximately 38.5% of net revenue, compared to a loss from operations of $310,439, or approximately 120.4% of net revenue, for the three months ended September 30, 2007, a decrease of $164,949, or approximately 53.1%. The decrease in loss from operations was primarily due to the increase in our revenue and the decrease in our cost of revenue as described above.

Net Loss

      Net loss for the three months ended September 30, 2008 was $146,846 compared to $312,528 for the three months ended September 30, 2007, a decrease of $165,682, or approximately 53.0%. The decrease in net loss was primarily due to the reasons as described above.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007.

      The following table presents the statement of operations for the nine months ended September 30, 2008 as compared to the comparable period of September 30, 2007. The discussion following the table is based on these results.

                                 Nine months ended September 30,      Increase
                                      2008             2007          (Decrease)
                                  -----------      -----------      -----------

Revenue                           $ 1,151,423      $   608,252      $   543,171

Cost of revenue                       643,347          546,063           97,284
                                  -----------      -----------      -----------

Gross profit                          508,076           62,189          445,887

General and administrative          1,031,004        6,303,120       (5,272,116)
                                  -----------      -----------      -----------

Loss from operations                 (522,928)      (6,240,931)       5,718,003

Other (income)/expense                  3,336           (2,942)          (6,278)
                                  -----------      -----------      -----------

Net loss                          $  (526,264)     $(6,237,989)     $ 5,711,725
                                  ===========      ===========      ===========


Net Revenue

      Net revenue for the nine months ended September 30, 2008 totaled $1,151,423 compared to $608,252 for the nine months ended September 30, 2007, an increase of $543,171, or approximately 89.3%. The increase was due to increase in our software license fees of $398,536 and our professional services fees of $100,547 related to new contracts from existing and new customers. We had an increase in revenue from our resale agreements of $87,669. Revenue from our data services decreased $42,787.

Cost of Revenue

      Cost of  sales  for the nine  months  ended  September  30,  2008  totaled
$643,347, or approximately 55.87% of net revenue, compared to $546,063, or approximately 89.78% of net revenue, for the nine months ended September 30, 2007, an increase of $97,284, or approximately 17.82%. The increase for the nine month period was related to an increase in our wages of $36,837 and an increase in our direct cost of revenue for our resale agreements of $63,092. As a percentage of net revenue, our cost of revenue decreased by 33.91% due to our ability to generate additional sales with the infrastructure that we have in place.

Operating Expense

      General and administrative expenses for the nine months ended September 30, 2008 totaled $1,031,004, or approximately 89.54% of net revenue, compared to $6,303,120, or approximately 1,036% of net revenue, for the nine months ended September 30, 2007, a decrease of $5,272,116, or approximately 83.6%. The decrease is attributable to $5,000,000 of officer compensation that was recognized from the issuance of stock during the nine months ended September 30, 2007 and a reduction in our administrative staff wages of approximately $301,142.

      Our operating expense after one-time nonrecurring costs of $5,000,000 in officer wages during the nine months ended September 30, 2007 decreased by $272,116, or 20.9%. As a percentage of net revenue operating expenses decreased by 124.7%. These decreases are due to our reduction of administrative staff and related costs of approximately $301,142.

Loss from Operations

      Loss from operations for the nine months ended September 30, 2008 totaled $522,928, or approximately 45.41% of net revenue, compared to a net loss of $6,240,931, or approximately 1,026% of net revenue, for the nine months ended September 30, 2007, a decrease of $5,718,003, or approximately 91.6%. The decrease in loss from operations was primarily due to the increase in our revenue and the decrease in expenses associated with officers' compensation and employee compensation incurred during the nine month ended September 30, 2008 as compared to September 30, 2007.

Net Loss

      Net loss for the nine months ended September 30, 2008 totaled $526,264 compared to a net loss of $6,237,989 for the nine months ended September 30, 2007, a decrease of $5,711,725 or approximately 91.6%. The decrease in net loss was primarily due to the reasons as described above.

Liquidity and Capital Resources

      Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $8,394 and $8,904 at September 30, 2008 and December 31, 2007 and current assets totaled $544,172 at September 30, 2008. The Company's total current liabilities were $1,292,155 at September 30, 2008. Working capital at September 30, 2008 was $(747,983). During the nine months ended September 30, 2008 and 2007, net cash used in operating activities was $26,426 and $6,125,138, respectively.

      Our operations and short term financing do not currently meet our cash needs. The Company has taken steps to provide the necessary capital to continue its operations. These steps have included: 1) seeking well established partners to bring our services and products into new market segments; and 2) maximize and improve efficiency of internal resources; and 3) to continue actively seeking additional funding through issuance of equity instruments. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by our ability to enter into financings and raise capital.

Capital Expenditures

      Total capital expenditures during the six months ended September 30, 2008 and 2007 were $1,636 and $119,391, respectively, for the purchase of fixed assets and intangible assets.

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

Item 3.  Quantitative Disclosures About Market Risk.

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures.

Not applicable.

Item 4(T). Controls and Procedures.

(a) Management's Quarterly Report on Internal Control Over Financial Reporting.

Evaluation of our Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

      Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities and Exchange Act, as of December 31, 2007. As previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2007, control deficiencies were identified that constitute a material weakness in internal over financial reporting. Such control deficiencies relate to insufficient personnel, inadequate segregation of duties, and lack of familiarity with the requirements imposed by the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of December 31, 2007 were ineffective.

      Management has implemented changes in the processing of transactions to remediate the inadequate personnel related weakness previously identified.
Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been partially implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of September 30, 2008, were effective. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2008, were ineffective. Other changes will be considered as additional financial resources become available.

(b) Changes in Internal Control Over Financial Reporting.

      Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our quarter ending September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

Item 1. Legal Proceedings.

      Neither WealthCraft Holdings nor its subsidiaries is involved in any legal proceeding which may have a significant effect on its business, financial position, results of operations or liquidity. Apart from our dispute with EAB Systems (Australia) Limited, discussed below in "Risk Factors", we are not aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity.

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

We may not be able to manage our expanding operations effectively

      WealthCraft HK commenced operations in 2003 and we anticipates significant expansion of our business as we market our solutions and grow our customer base. To manage the potential growth of our operations and personnel, we will be required to improve operational and financial systems, procedures and controls, and expand, train and manage a growing employee base. Furthermore, our management will be required to maintain and expand our relationships with financial institutions and our strategic partners. There can be no assurance that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

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

Our market is highly competitive and if we are unable to keep pace with evolving technology our revenue and future prospects may decline

      The market for our solutions is characterized by rapidly changing technology, intense competition and evolving industry standards. We have many competitors who offer various components of our solutions or who use different solutions to accomplish similar tasks. In some cases, our existing customers also use some of our competitors' products. Our future success will depend on our ability to develop, sell and support enhancements of current solutions and new solutions in response to changing customer needs. If our solutions do not keep up with technical change, our revenue and future prospects could be harmed. In addition, competitors may develop solutions that the industry considers more attractive than those we offer or that render our solutions obsolete.

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

Our failure to develop or license a substitute technology could significantly harm our business

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of November __, 2008, we had 10,900,000 shares outstanding. Although 8,275,000 of our shares constitute restricted securities under the Securities Act, 2,415,592 shares are currently eligible to be freely sold into the marketplace. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

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

                                                   WEALTHCRAFT SYSTEMS INC.
                                                         (Registrant)

Date: November 13, 2008                            /s/ Kelly Jay Michael Tallas
                                                   -----------------------------
                                                   Kelly Jay Michael Tallas
                                                   Chief Executive Officer

Date: November 13, 2008                            /s/ Xiao Zhen Li
                                                   -----------------------------
                                                   Xiao Zhen Li
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