Form 10-K
period 2008-12-31
WEALTHCRAFT SYSTEMS INC.
filed 2009-03-31
CIK 1119821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                                   (Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 000-51575

                            WEALTHCRAFT SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                         No. 88-0409165
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

      Unit A, 9/F On Hing Building
       1 On Hing Terrace, Central
              Hong Kong SAR
(Address of principal executive offices)                     (Zip Code)

               Registrant's telephone number, including area code:
                                 +852-3586-8234

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
      None                                             None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|                        Accelerated filer |_|

Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2009 was $621,089.

10,900,000 shares of Common Stock were outstanding at March 27, 2009.

                                              WEALTHCRAFT SYSTEMS INC.

                                            2008 FORM 10-K ANNUAL REPORT

                                                  TABLE OF CONTENTS

PART I............................................................................................................1

   Item 1. Business...............................................................................................1

   Item 1A. Risk Factors..........................................................................................7

   Item 1B. Unresolved Staff Comments............................................................................14

   Item 2. Properties............................................................................................14

   Item 3. Legal Proceedings.....................................................................................14

   Item 4. Submission of Matters to a Vote of Security Holders...................................................15

PART II..........................................................................................................15

   Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
   Securities....................................................................................................15

   Item 6. Selected Financial Data...............................................................................16

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.................16

   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................................19

   Item 8. Financial Statements and Supplementary Data...........................................................19

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................19

   Item 9A. (T). Controls and Procedures.........................................................................19

   Item 9B. Other Information....................................................................................21

PART III.........................................................................................................21

   Item 10. Directors and Executive Officers and Corporate Governance............................................21

   Item 11. Executive Compensation...............................................................................23

   Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......23

   Item 13. Certain Relationships and Related Transactions, and Director Independence............................24

   Item 14. Principal Accounting Fees and Services...............................................................24

   Item 15. Exhibits, Financial Statement Schedules..............................................................26

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to future results of the WealthCraft Systems Inc. (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which we have made significant investments, slower than anticipated penetration into the wealth management market; changes in product requirements resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our products; general economic and industry conditions; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; and other risks and uncertainties as are detailed from time to time in our Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-K, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

History

WealthCraft Systems Inc. ("WealthCraft Holdings") was incorporated on October 29, 1992 under the laws of the State of Nevada under the name Parque La Quinta Estates. From February 1, 1993 until November 13, 2006, Parque La Quinta was inactive and was a so-called "shell company". On October 16, 2006 Parque La Quinta Estate's corporate name was changed to WealthCraft Systems Inc.

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

In this Annual Report on Form 10-K, unless the context otherwise requires, references to WealthCraft Holdings, "we", "us" or "our" include WealthCraft Holdings, WealthCraft HK and WealthCraft Systems (Shenzhen) Limited, a China company and wholly-owned subsidiary of WealthCraft HK ("WealthCraft SZ").

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

To develop and market our solutions, we have partnered with Microsoft Corporation and SWIFT, each of which is a leading provider to the financial services industry. We offer software and related services to our customers based on an annual recurring license model to generate a long-term sustainable revenue base. WealthCraft HK was founded in 2003 in Hong Kong and, through WealthCraft SZ, also has operations in Shenzhen, China.

The Wealth Management Market in Asia

Wealth management is the business of assisting individuals with the accumulation, preservation and transfer of wealth as they move through the various stages of their lives, including integrating financial products and advisory services. Asia is one of the fastest growing wealth management markets in the world. According to the 2008 World Wealth Report published by Capgemini and Merrill Lynch, the financial wealth of high net worth individuals in Asia was $9.5 trillion in 2007 and is estimated to grow to $13.9 trillion by 2012.

Hong Kong has long been a center for finance and banking in Asia outside of Japan, and is a key financial services hub for mainland China, one of the world's fastest growing economies. According to a fund management survey conducted by the Hong Kong Securities and Futures Commission in 2008, Hong Kong had $1.242 billion of assets under management, and assets under management were growing at approximately 56.5% per year.

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

Alliances and Partnerships

In addition to innovative product development, our management believes that securing a leading position in the wealth management marketplace in Asia requires strong strategic partnerships with solution providers to the financial services industry. Our partnerships to date include SWIFT, Microsoft and Decillion Group. These alliances have helped us establish our market presence in Asia and positioned us for future growth.

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

      o Decillion Group - In January 2009, we announced that we will be packaging Decillion Solutions Group's Asia Pacific SWIFT Service Bureau in Singapore with our newly-launched proprietary FundsMX automated mutual funds platform. Decillion Group is a niche banking information technology company providing 'best of class' payment systems, banking applications and straight through processing (STP) solutions to financial institutions across the region. Decillion Group, a subsidiary of NEC Solutions Asia Pacific, part of Japan's giant NEC Corporation, is headquartered in Singapore and its network extends to offices in Australia, Malaysia, Thailand, Indonesia and Shanghai.

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

The financial services industry is rapidly expanding in China and foreign banks will be granted greater access to the China market by the end of 2006. With China's wealth management market expected to grow, there is a need for sophisticated wealth management services. We are poised to capture this market opportunity on the basis of:

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

Research and Development

We develop the majority of our products at our WealthCraft SZ subsidiary. To date, we have devoted the bulk of our resources to research and development. WealthCraft HK spent $258,214, $396,712 and $235,123 on product development efforts for 2006, 2007 and 2008, respectively.

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

Intellectual Property Rights

"WealthCraft" is a registered trademark in Hong Kong and we have filed an application to register "FundsMX" as a trademark in Hong Kong. With the exception of these two trademarks, we have not applied for any patent, trademark, trade name or copyright protection in any jurisdiction in which we operate. We intend to file to protect our trademarks and trade names in other selected jurisdictions. We, generally, rely on trade secret laws and confidentiality provisions in our agreements to prevent the unauthorized disclosure and use of our intellectual property.

Employees

As of December 31, 2008, we had 44 full-time employees, 35 of whom were product development staff and 9 were service and sales professionals. We have never experienced a work stoppage as a result of labor issues, and we believe that our employee relations are satisfactory.

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

Our independent auditor has expressed doubts about our ability to continue as a going concern

Our operations and short term financing do not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by our ability to enter into financings and raise capital. As more particularly described in Item 1A of this report, there is substantial doubt about our ability to continue as a going concern and we may be forced to curtail our business.

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

The sale of additional shares or other equity securities will result in additional dilution to our shareholders

We may need to issue additional equity securities to raise capital. These additional issuances would dilute the share ownership of our current shareholders.

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

Future sales of our shares in the public market could negatively affect our stock price

If our stockholders sell substantial amounts of our shares, the market price of our shares could fall. As of March 27, 2009, we had 10,900,000 shares outstanding. Although 8,275,000 of our shares constitute restricted securities under the Securities Act, 2,415,592 shares are currently eligible to be freely sold. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices and our corporate headquarters are located in Hong Kong where we occupy with WealthCraft HK approximately 1000 square feet of space under a lease expiring in January 2010 at a monthly rental of $3,915. Our subsidiary, WealthCraft SZ leases approximately 2,736 square feet of office space in Shenzhen, China where we conduct research and development activities under a lease expiring in January 2010 at an approximate monthly rental rate of $2,467. We consider our current office space adequate for our current operations.

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

Under the terms of the Agreement, we entered into a Master License Agreement (the "License Agreement") pursuant to which we were licensed to distribute products developed by EAB and licensed to EABA exclusively in Australia and New Zealand and worldwide to clients introduced by EABA and its affiliates. The products have been developed for use in the wealth management, insurance and financial services industries.

In consideration for the grant of the license, we agreed to issue EABA such number of shares resulting in EABA owning sixty (60) percent of our outstanding capital stock after giving effect to the issuance and the financing described below.

The transactions contemplated by the Heads of Agreement and the License Agreement were subject to our completing a financing of a minimum of $5 million and a maximum of $20 million at a price that is acceptable to both us and EABA, negotiation of other mutually acceptable documentation for the transaction and compliance with all applicable laws and regulations.

By letter dated June 20, 2008, we and Tallas terminated the Heads of Agreement and the License Agreement as a result of the failure of the parties to satisfy the conditions to consummate the transactions contemplated by the Heads of Agreement, including without limitation our failure to complete a financing of a minimum of $5 million and a maximum of $20 million at a price that is acceptable to both us and and EABA, the failure of our executives to enter into mutually acceptable employment agreements with us and the failure to agree on other mutually acceptable documentation for the transaction.

By letters dated June 27, 2008 and July 8, 2008 (the "EABA Letters"), EABA advised us that it rejected our attempt to terminate the Heads of Agreement and License Agreement. We believe that our position in terminating the Heads of Agreement and the License Agreement is correct.

Except for the foregoing, neither WealthCraft Holdings nor its subsidiaries is involved in any legal proceeding which may have a significant effect on its business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on our business, financial position, results of operations or liquidity.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 27, 2009, there were 41 record holders of our common stock and there were 10,900,000 shares of our common stock outstanding. We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future.

The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended December 31, 2008 and 2007 and for each quarter after December 31, 2008. Our shares did not trade on the OTC Bulletin Board until March 28, 2006 and, accordingly, no activity is reported until this date. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

Fiscal Year
ended December 31                Quarter                       High         Low
-----------------                -------                       ----         ---

      2007        First Quarter........................     $   7.05    $   4.90
                  Second Quarter.......................         6.00        4.90
                  Third Quarter........................         6.00        4.90
                  Fourth Quarter.......................        10.55        4.21

      2008        First Quarter........................         5.79        1.25
                  Second Quarter.......................         5.00        2.00
                  Third Quarter........................         3.25         .51
                  Fourth Quarter.......................         1.10         .39

      2009        First Quarter .......................     $   1.10    $    .03

The high and low bid prices for shares of our common stock on March 27, 2009 were $.15 and $.15 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

Equity Compensation Plan Information

We do not currently maintain any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007.

The following table presents the statement of operations for the year ended December 31, 2008 as compared to the comparable period of December 31, 2007. The discussion following the table is based on these results.

                                                       2008            2007
                                                    -----------     -----------

Revenue, net                                        $ 1,589,082     $   913,435

Cost of sales                                           879,666         763,910
                                                    -----------     -----------
               Gross profit                             709,416         149,525

General and administrative expenses                   1,351,734       6,689,089
                                                    -----------     -----------

               Loss from operations                    (642,318)     (6,539,564)
                                                    -----------     -----------

Other (Income) Expense
               Interest income                              (45)         (3,397)
               Other (income) expense                     3,225         (10,234)
               Interest expense                           2,784           2,368
                                                    -----------     -----------

               Total Other (Income) Expense               5,964         (11,263)
                                                    -----------     -----------


Income (loss) before income taxes                   $  (648,282)    $(6,528,301)

               Provision for income tax                      --              --
                                                    -----------     -----------

Net income (loss)                                      (648,282)     (6,528,301)
                                                    ===========     ===========

Net Revenue

Net revenue for the year ended December 31, 2008 totaled $1,589,082 compared to $913,435 for the year ended December 31, 2007, an increase of $675,647, or approximately 74%. The increase was due to the additional demand for our services and products from existing customers. Software License revenue represented the largest portion of the increase, rising $650,787 primarily as a result of our license agreement with ING. Net revenue also rose approximately $87,667 from resale of CRM product. However, net revenue from both data services and professional services decreased approximately $24,757 and $38,050, respectively.

Cost of Sales

Cost of sales for the year ended December 31, 2008 totaled $879,666, or approximately 55% of net revenue, compared to $763,910, or approximately 84% of net revenue, for the year ended December 31, 2007, an increase of $115,756, or approximately 15%. The increase was due to new personnel hired to meet deadlines for projects launched at the end of 2007. Resale costs increased $67,667 and Development staff compensation expense increased approximately $46,875.

As a percentage of net revenue, our cost of sales decreased by 29% due to the maturity and stability of our products and increased net revenues compared to the year of 2007.

Operating Expense

General and administrative expenses for the year ended December 31, 2008 totaled $1,351,734, or approximately 85% of net revenue, compared to $6,689,089, or approximately 732% of net revenue, for the year ended December 31, 2007, a decrease of $5,337,355, or approximately 80%. The decrease was primarily due to the non-recurrence of compensation expense of $5,000,000 that was paid to two officers and employees of the company in the form of shares of our common stock in year 2007 and decreased legal and accounting costs.

Income (Loss) from Operations

Income (loss) from operations for the year ended December 31, 2008 totaled $(642,318), or approximately 40% of net revenue, compared to $(6,539,564), or approximately 716% of net revenue, for the year ended December 31, 2007, a decrease of $5,897,246, or approximately 90%. The decrease in loss from operations was primarily due to the decrease of general and administrative expenses as a result of the non-recurrence of a $5,000,000 compensation expense described above and decreased legal and accounting expenses.

Net Income

Net income (loss) for the year ended December 31, 2008 totaled $(648,282) compared to $(6,528,301) for the year ended December 31, 2007, a decrease of $5,880,019 or approximately 90%. The decrease in net loss was primarily due to the reasons as described above in the Company's income (loss) from operations.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $103,723 and $8,904 at December 31, 2008 and December 31, 2007 and current assets totaled $537,712 at December 31, 2008. The Company's total current liabilities were $1,369,548 at December 31, 2008. Working capital at December 31, 2008 was $(831,836). During the year ended December 31, 2008 and 2007, net cash used in operating activities was $3,960 and $1,452,797, respectively.

Our operations and short term financing do not currently meet our cash needs. We believe we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. Our actual working capital needs for the long and short term will depend upon numerous factors, including our operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Our future expansion will depend on operating results and will be limited by our ability to enter into financings and raise capital. As more particularly described in Item 1A of this report, there is substantial doubt about our ability to continue as a going concern and we may be forced to curtail our business.

Capital expenditures

Total capital expenditures during the year ended December 31, 2008 and 2007 were $1,639 and $119,735, respectively, for the purchase of fixed assets and intangible assets.

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

Foreign Currency Exchange Rates

Although our business is international in scope, to date our product sales have been all Hong Kong dollar-denominated. As we expand, we may be affected by exchange rate fluctuations in foreign currencies relative to the Hong Kong dollar. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Report beginning on page F-I and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. (T). CONTROLS AND PROCEDURES

Evaluation of our Disclosure Controls

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of December 31, 2008, our disclosure controls and procedures are not effective in view of the existence of the material weakness in internal control over financial reporting described below.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

In connection with the preparation of this Form 10-K, our Chief Executive Officer and Chief Financial Officer (our "Certifying Officers") conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and on the criteria set forth in Release No. 33-8238 entitled "Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports". As a result of that evaluation, management identified the following material weakness in our internal controls over financial reporting as of December 31, 2008:

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

Based on our evaluation and the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and Release No. 33-8238, we have concluded that, as of December 31, 2008, our internal control over financial reporting is not effective. This annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial accounting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our fiscal year ending December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table shows the positions held by our board of directors and executive officers and their ages as of March 27, 2009.

Name                       Age   Position
--------------------------------------------------------------------------------

Kelly Jay Michael Tallas   38    President, Chief Executive Officer and Chairman
                                 of the Board of WealthCraft Holdings and its subsidiaries

Curtis Hulleman            38    Director of WealthCraft Holdings and its
                                 subsidiaries

Xiao Zhen Li               34    Chief Financial Officer of WealthCraft Holdings
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

Mr. Hulleman co-founded WealthCraft HK and has served as a director of WealthCraft HK and WealthCraft SZ since November 2003. Mr. Hulleman also served as Chief Information Officer for the Company from November 2003 until his resignation on April 30, 2008. From November 1999 until October 2003, Mr. Hulleman served as a project manager of Moonrich Solutions Limited, a subsidiary of Crown Worldwide Holdings, a logistics company responsible for design, documentation and implementation of financial computer systems. At Moonrich Solutions, he designed and implemented twelve financial systems, replacing a mix of legacy operational systems, handling a variety of invoicing, costing, accrual-calculating, expense management and insurance functions. Prior to joining Crown, Mr. Hulleman worked in sales, marketing and operations roles, in the logistics and retail industries. Mr. Hulleman holds a MBA from the Richard Ivey School of Business in Toronto, Ontario, Canada.

Ms. Li has served as Chief Financial Officer of WealthCraft HK and its subsidiaries since September 1, 2006. From October, 2004 to August, 2006, Ms. Li served as Asia Region Financial Controller of AD Electronics, an electronics manufacturer. From July 2000 through January 2003, Ms. Li served as Chief Financial Officer and assistant to the General Manager of Dahing Car Centre, an automotive related company. Ms. Li has over eleven years accounting related experience in various industries, seven years as a financial manager and/or other senior positions. Ms. Li holds an MBA degree in Finance from Coventry University, an EMBA degree in Decision Making from US East & West University and a bachelor degree in Accounting from Jinan University. Ms. Li has a CA designation, and has completed almost all of the ACCA exams and is fluent in English, Cantonese, Mandarin and Mingnan dialects.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. These persons are required by SEC regulations to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended December 31, 2008, we believe that all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has adopted a Code of Ethics for our Principal Executive Officer and our Senior Financial Officers. A copy of the Code of Ethics was filed as Exhibit
14.1 to our Form 10-KSB for the fiscal year ended December 31, 2007 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The Board of Directors is the acting Compensation Committee. The Board of Directors currently has two members, therefore the Board of Directors believes having a separate Compensation Committee is not practical at this time. Messrs. Tallas and Halleman are responsible for reviewing and approving the compensation of all executive officers of the Company.

The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the stated periods.

-----------------------------------------------------------------------------------------------------------------------
                                                 SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
  Name and Principal       Year      Salary (1)          Bonuses          Option        All Other              Total
       Position                         ($)                ($)            Grants     Compensation(2)            ($)
                                                                            ($)            ($)
-----------------------------------------------------------------------------------------------------------------------
          (a)              (b)          (c)                (d)              (e)            (f)                  (g)
-----------------------------------------------------------------------------------------------------------------------
Kelly Jay Michael          2008         $100,000                                             $3,846           $103,846
   Tallas, President,      2007          $75,385         $2,761,311 (2)                     $11,538         $2,848,234
Chief Executive
Officer and Chairman
of the Board of
WealthCraft Holdings
and its subsidiaries

Curtis Hulleman,           2008          $25,641                                             $3,846            $29,487
Director                   2007          $75,385         $1,752,692 (2)                     $11,538         $1,839,615
of WealthCraft
Holdings and its
subsidiaries
-----------------------------------------------------------------------------------------------------------------------
Xiao Zhen Li, Chief        2008          $40,580                                                               $40,580
Financial Officer          2007          $30,000                                                               $30,000
-----------------------------------------------------------------------------------------------------------------------

(1) Salary represents base salary earned in 2008 and 2007.

(2) Consists of the fair market value of shares of our common stock issued to Messrs. Tallas and Hulleman on May 9, 2007 as compensation for services rendered and to be rendered on our behalf.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2009 by:

      o each person known by us to be the beneficial owner of more than 5% of WealthCraft Holdings' outstanding shares of common stock;

      o     each of our officers and directors; and

      o     all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power.

-----------------------------------------------------------------------------------------------------
                                                                Amount and
                                                           Nature of Beneficial
     Name and Address of Beneficial Owner (1)                  Ownership (2)         Percent of Class
-----------------------------------------------------------------------------------------------------
Kelly Jay Michael Tallas                                      4,549,488.00 (3)            45.95% (3)
-----------------------------------------------------------------------------------------------------
Curtis Hulleman                                               3,109,920.00 (3)            31.41% (3)
-----------------------------------------------------------------------------------------------------
James Neil Aitken                                               782,886.00                  7.9%
-----------------------------------------------------------------------------------------------------
Total of directors' shares (Tallas+Hulleman)                  6,759,408.00                62.02%
-----------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the business address of each of the foregoing is Unit A, 9/F On Hing Building 1 On Hing Terrace, Central Hong Kong SAR.

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

Equity Compensation Plan Information

We do not currently maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

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

Messrs. Tallas, Hulleman and James Aitken have made loans to WealthCraft HK for working capital purposes. As of December 31, 2008 WealthCraft HK owed Messrs. Tallas, Hulleman and Aitken $180,487, $116,149 and $97,432, respectively. The loans are non-interest bearing, unsecured and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to billed by Morgenstern, Svoboda & Baer, CPA, P.C. for professional services rendered for the audit of our annual financial statements for each of the fiscal years ended December 31, 2008 and 2007 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for each of the fiscal years ended December 31, 2008 and 2007 were approximately $60,000.

Audit-Related Fees

No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. for audit-related services rendered for accounting consultations for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. for tax services rendered for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

Morgenstern, Svoboda & Baer, CPA, P.C. rendered no other services, other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the fiscal year ended December 31, 2008 or for the fiscal year ended December 31, 2007.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

      10.3 Labor Contract of Shenzhen Special Economic Zone by and between WealthCraft Systems (Shenzhen) Limited and Jenny Li dated August 30, 2006 (3)

      10.4 Form of Agreement between Gold Talent Enterprises Limited, Legal Studion.com Limited and WealthCraft Systems Limited (3)

      10.5 Form of Office Lease Contract between Shenzhen Anljan Investment Company Limited and WealthCraft Systems (Shenzhen) Limited (3)

      10.6 Stock Purchase Agreement dated November 13, 2006 by and between WealthCraft Holdings and Serendipity Ventures Limited (3)

      10.7 Tenancy Agreement, dated as of January 25, 2007, between WealthCraft Systems Limited and Hip Shing Hong Development Company Limited, the lawful attorney of Associated Builders Corporation Limited, Aberdeen Development Corporation Limited and Five Up Investment Company Limited (4)

      10.8 Heads of Agreement, dated February 15, 2008, between WealthCraft Systems Inc. and EAB (Australia) Limited (5)

      10.9 Letter dated June 20, 2008 from WealthCraft Systems Inc. and Kelly Tallas to EAB (Australia) Limited (6)

      10.10 Letter dated June 27, 2008 from EAB (Australia) Limited to WealthCraft Systems Inc.(7)

      10.11 Letter dated July 8, 2008 from EAB (Australia) Limited to the WealthCraft Systems Inc.(7)

      10.12 Form of Lease Contract, dated January 13, 2009, by and between China Academy Of Science & Tech Development Ltd. and WealthCraft Systems (Shenzhen) Limited (WealthCraft)*

      14.1      Code of Ethics (8)

      21.1      Subsidiaries of Wealthcraft Systems Inc.(8)

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

(1) Filed as an exhibit to the Registrant's Form 10-SB filed on October 18, 2005 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on October 19, 2006 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on November 13, 2006 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Current Report on Form 10-QSB filed on August 14, 2007 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on March 31, 2008 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on June 20, 2008 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on July 18, 2008 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB filed on March 31, 2008 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            WEALTHCRAFT SYSTEMS INC.

Date: March 31, 2009                         By: /s/ Kelly Jay Michael Tallas
                                                 -------------------------------
                                                 Kelly Jay Michael Tallas
                                                 Chief Executive Officer

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

/s/ Kelly Jay Michael Tallas     Chairman, Chief Executive        March 31, 2009
-----------------------------    Officer and President
Kelly Jay Michael Tallas         (principal executive officer)

/s/ Xiao Zhen Li                 Chief Financial Officer          March 31, 2009
-----------------------------    (principal financial and
Xiao Zhen Li                     accounting officer)

/s/ Curtis Hulleman              Director                         March 31, 2009
-----------------------------
Curtis Hulleman

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2008

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet                                                   F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flows                                        F-4

Consolidated Statements of Stockholders' Equity                              F-5

Notes to Consolidated Financial Statements                                   F-6

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MORGENCPA@CS.COM

Report of Independent Registered Public Accounting Firm
-------------------------------------------------------

To the Board of Directors and
Stockholders of Wealthcraft Systems, Inc

We have audited the accompanying balance sheets of Wealthcraft Systems, Inc ("Company"), as of December 31, 2008, and 2007, and the related consolidated statements of income, comprehensive income, consolidated statements of stockholders' equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wealthcraft Systems, Inc., as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Morgenstern, Svoboda & Baer, CPAs, P. C.
Certified Public Accountants

New York, NY
March 23, 2009

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            December 31, 2008     December 31, 2007
                                                                            -----------------     -----------------
Current Assets
        Cash and cash equivalents                                           $         103,723     $           8,904
        Accounts receivable                                                           412,302               432,132
        Deposit and other assets                                                       21,687                33,853
                                                                            -----------------     -----------------
                Total Current Assets                                                  537,712               474,889
                                                                            -----------------     -----------------

Property and equipment, net                                                            70,822               113,710
                                                                            -----------------     -----------------

Intangible asset, net                                                                 134,570               218,200
                                                                            -----------------     -----------------

                Total Assets                                                $         743,104     $         806,799
                                                                            =================     =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable and accrued expenses                               $         104,828     $         201,975
        Bank overdraft                                                                     --                37,778
        Deferred income                                                               935,427               358,547
        Loan from related parties                                                          --               113,792
        Loan payable                                                                  329,293                80,363
        Current portion, note payable                                                      --                12,167
                                                                            -----------------     -----------------

                Total Current Liabilities                                           1,369,548               804,622
                                                                            -----------------     -----------------

Long Term Liabilities
        Shareholder loan payable                                                      396,527               394,068
        Note payable, net of current portion                                               --                 3,944
                                                                            -----------------     -----------------
                Total Long Term  Liabilities                                          396,527               398,012
                                                                            -----------------     -----------------

                Total Liabilities                                                   1,766,075             1,202,634
                                                                            -----------------     -----------------

Stockholders' Equity (Deficit)
        Common stock, $.001 par value, 25,000,000
        shares authorized, 10,900,000 issued and outstanding                           10,900                10,900
        Additional paid in capital                                                  7,010,219             7,010,219
        Other comprehensive Income                                                     21,718                   572
        Accumulated deficit                                                        (8,065,809)           (7,417,526)
                                                                            -----------------     -----------------

                Total Stockholders' Equity (Deficit)                               (1,022,971)             (395,835)
                                                                            -----------------     -----------------

                    Total Liabilities and Stockholders' Equity (Deficit)    $         743,104     $         806,799
                                                                            =================     =================

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                         Year ended December 31,
                                                    ---------------------------------
                                                         2008               2007
                                                    --------------     --------------
Revenue                                             $    1,589,082     $      913,435

Cost of revenue                                            879,666            763,910
                                                    --------------     --------------
        Gross profit                                       709,416            149,525

General and administrative expenses                      1,351,734          6,689,089
                                                    --------------     --------------
        Loss from operations                              (642,318)        (6,539,564)
                                                    --------------     --------------

Other (Income) Expense
        Interest income                                        (45)            (3,397)
        Other income                                         3,225            (10,234)
        Interest expense                                     2,784              2,368
                                                    --------------     --------------
        Total Other (Income) Expense                         5,964            (11,263)
                                                    --------------     --------------

        Loss before income taxes                          (648,282)        (6,528,301)

Provision for income taxes                                      --                 --
                                                    --------------     --------------

        Net loss                                          (648,282)        (6,528,301)

Other comprehensive loss
        Foreign currency translation gain (loss)            21,146             (2,371)
                                                    --------------     --------------

        Net Comprehensive Loss                      $     (627,136)    $   (6,530,672)
                                                    ==============     ==============

Basic and diluted weighted average
       shares outstanding                               10,900,000         10,450,000
                                                    ==============     ==============

Basic and diluted loss per share                    $        (0.06)    $        (0.62)
                                                    ==============     ==============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                              2008            2007
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                                        $  (648,282)    $(6,528,301)

           Adjustments to reconcile net loss to net cash
               provided by (used in) operating activities:
           Depreciation and amortization                                       129,660          79,094
           Issuance of shares for compensation                                      --       5,000,000
           (Increase) / decrease in current assets:
               Accounts receivables                                             22,426        (378,650)
               Other receivable Related party                                    5,614              --
               Deposit and other assets                                         12,323         231,038
              Increase / (decrease) in current liabilities:
              Accounts payable and accrued expenses                            (97,804)         (9,864)
              Deferred revenue                                                 572,104         153,886
                                                                           -----------     -----------

           Total Adjustments                                                   644,323       5,075,505
                                                                           -----------     -----------

           Net cash provided by (used in) operating activities                  (3,960)     (1,452,797)
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Investment in intangible assets                                          --         (57,058)
           Purchase of property and equipment                                   (1,639)        (62,677)
                                                                           -----------     -----------

           Net cash used in investing activities                                (1,639)       (119,735)
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Loan from shareholders                                                   --          25,636
           Loan from related parties                                                --          94,461
           Bank overdraft                                                      (37,846)         37,772
           Payment on loan from related parties                                (88,935)             --
           Payments on bank loan                                               (16,140)        (19,719)
           Proceeds from issuance of note payable                              248,930          70,363
           Collection on subscription receivable                                    --         650,000
           Purchase of stock for retirement                                         --           1,674
                                                                           -----------     -----------

           Net cash provided by financing activities                           106,009         860,187
                                                                           -----------     -----------

           Effect of exchange rate changes on cash and cash equivalents         (5,591)         (8,513)

                                                                           -----------     -----------
           Net increase/(decrease) in cash and cash equivalents                 94,819        (720,858)

           Cash and cash equivalents, beginning balance                          8,904         729,762
                                                                           -----------     -----------

           Cash and cash equivalents, ending balance                       $   103,723     $     8,904
                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES:

           Cash paid during the year for:

                Income tax payments                                        $        --     $        --
                                                                           ===========     ===========

                Interest payments                                          $     2,784     $     2,368
                                                                           ===========     ===========

           Non cash Transactions:

           Issuance of shares for compensation                             $        --     $ 5,000,000
                                                                           ===========     ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                DECEMBER 31, 2008

                                                                                                                          Total
                                                                 Additional                   Other                    Stockholders'
                                            Capital Stock         Paid in    Subscription  Comprehensive  Accumulated     Equity
                                         Shares       Amount      Capital    Receivable       Loss         Deficit      (Deficit)
                                       ----------  -----------  -----------  -----------   -----------   -----------   -----------
 Balance December 31, 2006             10,000,000  $    10,000  $ 2,011,119  $  (650,000)  $     2,943   $  (889,225)  $   484,837

Issuance of shares as compensation        900,000          900    4,999,100           --            --            --     5,000,000

Proceeds from subscriptions receivable         --           --           --      650,000            --            --       650,000

Foreign currency translation loss              --           --           --           --        (2,371)           --        (2,371)

Net loss                                       --           --           --           --            --    (6,528,301)   (6,528,301)
                                       ----------  -----------  -----------  -----------   -----------   -----------   -----------
 Balance December 31, 2007             10,900,000  $    10,900  $ 7,010,219  $        --   $       572   $(7,417,526)  $  (395,835)
                                       ==========  ===========  ===========  ===========   ===========   ===========   ===========

Issuance of shares as compensation             --           --           --           --            --            --            --

Foreign currency translation loss              --           --           --           --        21,146            --        21,146

Net loss                                       --           --           --           --            --      (648,282)     (648,282)
                                       ----------  -----------  -----------  -----------   -----------   -----------   -----------
 Balance December 31, 2008             10,900,000  $    10,900  $ 7,010,219  $        --   $    21,718   $(8,065,809)  $(1,022,971)
                                       ==========  ===========  ===========  ===========   ===========   ===========   ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     WEALTHCRAFT SYSTEMS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

      Basis of Presentation
      ---------------------

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

      Translation Adjustment
      ----------------------

      As of December 31, 2008 and 2007, the accounts of WealthCraft HK and WealthCraft Shenzhen were maintained, and its financial statements were expressed, in Hong Kong Dollar (HKD) and Chinese Yuan (CNY). Such financial statements were translated into USD in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," with the HKD and CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," as a component of stockholders' equity.

      Use of Estimates
      ----------------

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

      Principles of Consolidation
      ---------------------------

      The consolidated financial statements include the accounts of WealthCraft and its wholly owned subsidiary WealthCraft HK and its wholly owned subsidiary WealthCraft Shenzhen. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

      Contingencies
      -------------

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

      Risks and Uncertainties
      -----------------------

      The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

      Cash and Cash Equivalents
      -------------------------

      Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      Accounts Receivable
      -------------------

      We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary. Reserves are recorded primarily on a specific identification basis. As of December 31, 2008, management determined that all accounts receivable are collectible.

      Property, Plant & Equipment
      ---------------------------

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

               Equipment                             3 - 5 years
               Computer Hardware and Software        3 - 5 years

      As of December 31, 2008 and December 31, 2007 property and equipment consisted of the following:

                                        December 31, 2008     December 31, 2007
                                        -----------------     -----------------
      Office furniture and equipment    $          25,973     $         116,311
      Computer hardware and software              172,979                79,771
                                        -----------------     -----------------
                                                  198,952               196,082

      Accumulated depreciation                   (128,130)              (82,372)
                                        -----------------     -----------------
                                        $          70,822     $         113,710
                                        =================     =================

      Depreciation expense was $45,044 and $43,906 for the year ended December 31, 2008, and 2007, respectively.

      Fair Value of Financial Instruments
      -----------------------------------

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

      Intangible Asset
      ----------------

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

                                        December 31, 2008     December 31, 2007
                                        -----------------     -----------------
      Software Development Cost         $         282,271     $         253,394

      Accumulated amortization                   (147,701)              (35,194)
                                        -----------------     -----------------
      Total                             $         134,570     $         218,200
                                        =================     =================

      The intangible assets are amortized amortized over the useful life, generally two to three years from the general release date. Amortization expense was $84,616 and $35,194 for the year ended December 31, 2008 and 2007, respectively.

      Amortization expenses for the Company's intangible assets over the next fiscal years is estimated to be:

            December 31,
                     2009    $    112,507
                     2010          22,063
                             ------------
            Total            $    134,570
                             ============

      Revenue Recognition
      -------------------

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

      Basic and Diluted Earnings Per Share
      ------------------------------------

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

      Advertising
      -----------

      Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. We expense all advertising costs as incurred.

      Income Taxes
      ------------

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

      Research and Development Costs
      ------------------------------

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

      Statement of Cash Flows
      -----------------------

      In accordance with Statement of Financial Accounting Standards No. 95 ("SFAS 95"), "Statement of Cash Flows," cash flow from our operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

      Concentration of Credit Risk
      ----------------------------

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

      Segment Reporting
      -----------------

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of December 31, 2008 and 2007.

      Recent accounting pronouncements
      --------------------------------

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

      In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

      On May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162. The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

      The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list.

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

      On November 13, 2006, the Company completed the sale and issuance of 375,000 shares of Common Stock in the aggregate amount of $1,650,000, or $4.40 per share, of which $1,000,000 was paid at the initial closing and $650,000 shall be paid from time to time until the second anniversary of the closing to discharge invoices for legal, accounting and investor relations services incurred by the Company. As of December 31, 2008 there is no subscription receivable outstanding.

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

Note 5 - INCOME TAXES

      The Company is registered in the State of Nevada and has operations in three tax jurisdictions - the People's Republic of China (PRC), Hong Kong
      (HK) and the United States. For certain operations in the US, HK and PRC, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2008. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes from continuing operations on income consists of the following for the year ended December 31, 2008 and 2007:

                                         December 31, 2008   December 31, 2007
                                         ------------------  ------------------
US Current Income Tax Expense (Benefit)
  Federal                                $               --  $               --
  State                                                  --                  --
                                         ------------------  ------------------
PRC and HK Current Tax Expense                           --                  --
     Total                               $               --  $               --
                                         ==================  ==================

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

      ------------------------------------------------- ------------ -----------
                                                            2008        2007
      ------------------------------------------------- ------------ -----------
      Tax expense (credit) at statutory rate - federal       34%         34%
      ------------------------------------------------- ------------ -----------
      State tax expense net of federal tax                    6%          6%
      ------------------------------------------------- ------------ -----------
      Changes in valuation allowance                        (40%)       (40%)
      ------------------------------------------------- ------------ -----------
      Foreign income tax - PRC                               18%         15%
      ------------------------------------------------- ------------ -----------
      Exempt from income tax due to net loss                (18%)       (15)%
      ------------------------------------------------- ------------ -----------
      Tax expense at actual rate                              0%          0%
      ------------------------------------------------- ------------ -----------

      United States of America
      ------------------------

      As of December 31, 2008, the Company in the United States had approximately $5,853,588 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2008 and December 31, 2007.

      ---------------------------------- -----------------  -----------------
                                         December 31, 2008  December 31, 2007
      ---------------------------------- -----------------  -----------------
      Net operation loss carry forward   $       5,853,588  $       5,603,643
      ---------------------------------- -----------------  -----------------
      Total deferred tax assets                  1,990,220          1,905,239
      ---------------------------------- -----------------  -----------------
      Less: valuation allowance                 (1,990,220)        (1,905,239)
      ---------------------------------- -----------------  -----------------
      Net deferred tax assets            $              --  $              --
      ---------------------------------- -----------------  -----------------

      People's Republic of China (PRC)
      --------------------------------

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

      As of December 31, 2008 and 2007, the Company's PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for the PRC subsidiary at December 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of December 31, 2008 and December 31,2007.

      ---------------------------------- -----------------  -----------------
                                         December 31, 2008  December 31, 2007
      ---------------------------------- -----------------  -----------------
      Net operation loss carry forward   $       2,212,220  $       1,813,883
      ---------------------------------- -----------------  -----------------
      Total deferred tax assets                    331,833            272,082
      ---------------------------------- -----------------  -----------------
      Less: valuation allowance                   (331,833)          (272,082)
      ---------------------------------- -----------------  -----------------
      Net deferred tax assets            $              --  $              --
      ---------------------------------- -----------------  -----------------

      Aggregate net deferred tax assets

      The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and December 31, 2007:

      ---------------------------------- -----------------  -----------------
                                         December 31, 2008  December 31, 2007
      ---------------------------------- -----------------  -----------------
      Aggregate:
      ---------------------------------- -----------------  -----------------
      Total deferred tax assets          $       2,322,053  $       2,177,321
      ---------------------------------- -----------------  -----------------
      Less: valuation allowance                 (2,322,053)        (2,177,321)
      ---------------------------------- -----------------  -----------------
      Net deferred tax assets            $              --  $              --
      ---------------------------------- -----------------  -----------------

Note 6- DEFERRED  REVENUE

      Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. As of December 31, 2008 and 2007, deferred income amounted to $935,427 and $358,547 respetively.

Note 7 - NOTES PAYABLE

      As of December 31, 2008 and December 31, 2007, the Company had notes payable in the aggregate amount of $0 and $16,111,respectively. Payables are as follows:

                           Description                    December 31, 2008     December 31, 2007
      ------------------------------------------------    ------------------    -----------------
      Secured note payable to a bank in                                   --    $          15,221
      Hong Kong, interest at the rate of 4% per annum,
      due on April 30, 2009

      Secured note payable to a bank in                                   --                  890
      Hong Kong, interest at the rate of 6% per annum,
      due on January 24, 2008
                                                          ------------------    -----------------
      Total                                                               --               16,111
                                                          ------------------    -----------------
      Current portion                                                           $          12,167
                                                          ------------------    -----------------
      Long-term portion                                   $               --    $           3,944
                                                          ==================    =================

Note 8- RELATED PARTY LOAN TRANSACTIONS

      As of December 31, 2008 and December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to shareholders of the Company amounting to $396,527 and $394,068. These loans are payable on demand.

      As of December 31, 2008 and December 31, 2007, the Company had a non-interest bearing, unsecured loan payable to a shareholder of the Company amounting to $329,293 and $80,363, respectively. These loans are payable on demand.

Note 9 - OTHER COMPREHENSIVE  LOSS

      Balances of related after-tax components comprising accumulated other comprehensive loss, included in stockholders' equity at December 31, 2008 and December 31, 2007 is as follows:

                                       Accumulated Other
                                      Comprehensive Loss
                                      ------------------
      Balance at December 31, 2006    $            2,943
      Foreign currency loss 2007                  (2,371)
                                      ------------------
      Balance at December 31, 2007                   572
      Foreign currency gain 2008                  21,146
                                      ------------------
      Balance at December 31, 2008    $           21,718
                                      ==================

Note 10 - COMMITTMENTS

      The Company leases office and plant facilities under operating leases which terminate on January 14, 2009 and July 31, 2009. Rental expense for these leases consisted of $155,729 and $136,111 for the years ended December 31, 2008 and 2007, respectively. The Company has future minimum lease obligations as follows:

           December 31,
           2009                   $      94,563
           2010                              --
                                  -------------
           Total                  $      94,563
                                  =============

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

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2008 and 2007, the Company had no reserves to these non-distributable reserve funds since it had no income from operations.

Note 13 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $8,065,809 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.